Form 10QSB
period 2000-03-31
SCHIMATIC CASH TRANSACTIONS NETWORK COM INC
filed 2000-05-22
CIK 1100772

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

                ( X ) QUARTERLY REPORT UNDER SECTION 13 0R 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

                    ( ) TRANSITION REPORT UNDER SECTION 13 OR
                           15 (D) OF THE EXCHANGE ACT

  For the transition period from.....................to.......................

                         Commission file number 0-30544

                  SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC
                                d/b/a IC ONE, INC

        (Exact name of small business issuer as specified in its charter)

                  FLORIDA                                             88-0415947
          (State of other jurisdiction                             (IRS Employer
          of incorporation or organization)                  identification No.)




            205 WEST 700 SOUTH, SUITE 200, SALT LAKE CITY, UTAH 84101
                    (Address of principal executive offices)


                                 (801) 355-0066
                           (Issuer's telephone number)

              -----------------------------------------------------
(Former name,former address and former fiscal year,if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                OUTSTANDING AS OF
                                May 19, 2000
CLASS
___________________

Par value $.01 per share        54,373,638

Transitional Small Business Disclosure Format (check one)
Yes/_/  No/X/

                  SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
                                d/b/a IC ONE, INC

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2000

                                      INDEX

PART 1 - FINANCIAL INFORMATION

                                                                            Page

Item 1.  Financial Statements:

         Balance Sheet as of  March 31, 2000                                   1

         Statements of Operations  for the three months ended March 31,
         2000 and 1999 and from February 26, 1997
         (inception) through March 31, 2000                                    2

         Statements  of Cash Flow for the three  months ended March 31,
         2000 and 1999 and from February 26, 1997
         (inception) through March 31, 2000                                    3

         Notes to Financial Statements                                         4


Item 2.  Management's Discussion and Analysis or Plan
         of Operation                                                          5
PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                     6

Item 2.  Changes in Securities                                                 6

Item 3.  Defaults Upon Senior Securities                                       7

Item 4.  Submission of Matters to a Vote of
         Securities Holders                                                    7

Item 5.  Other Information                                                     7

Item 6.  Exhibits and Reports on Form 8-K                                      7

        SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. D/B/A IC ONE, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 2000
                                   (UNAUDITED)

                                     ASSETS




CASH                                                        $            16,945

PROPERTY AND EQUIPMENT,  less accumulated
     depreciation and amortization of $185,426                          169,884

PATENTS, net of accumulated amortization of $7,333                       39,521

INVESTMENT IN REAL ESTATE JOINT VENTURE                                 400,000
                                                              ------------------
                                                            $           625,350
                                                              ==================


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:

     Accounts payable                                       $         1,707,454
     Accrued expenses and other liabilities                             454,833
     Notes payable                                                      375,000
     Loans payable - shareholder                                        300,325
                                                              ------------------
         TOTAL CURRENT LIABILITIES                                    2,837,612

                                                              ------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:

     Common stock -  $.001 par value; 200,000,000 shares
         authorized; 53,605,714 shares issued and outstanding.           53,604
     Additional paid-in capital                                      10,028,050
     Deficit accumulated during the
         development stage                                          (12,292,916)

                                                              ------------------
         TOTAL SHAREHOLDERS' DEFICIT                                 (2,211,262)

                                                              ------------------

                                                            $           626,350
                                                              ==================



                 See notes to consolidated financial statements

        SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. D/B/A IC ONE, INC.

                        ( A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                                                   February 26, 1997
                                                                  Three months ended                  (Inception)
                                                                       March 31,                        through
                                                     -------------------    ------------------          March 31,
                                                             2000                  1999                   2000
                                                     -------------------    ------------------   ---------------------


REVENUES:                                            $              -       $             -      $             -

COSTS AND EXPENSES:

     Research and development                                 275,000               270,340             3,014,352
     Selling, general and administrative                      844,745               519,370             5,610,667
     Interest expense                                          17,661                59,217               295,975
     Depreciation and amortization                             21,837                22,000               192,759
     Loss on settlement of vendor liability                         -                     -             1,533,333
                                                    -------------------    ------------------   ---------------------

         TOTAL COSTS AND EXPENSES                           1,159,243               870,927            10,647,086
                                                    -------------------    ------------------   ---------------------

LOSS BEFORE EXTRAORDINARY ITEM                             (1,159,243)             (870,927)          (10,647,086)

EXTRAORDINARY ITEM - LOSS ON
         EXTINGUISHMENT OF DEBT                                     -                     -              (300,000)
                                                    -------------------    ------------------   ---------------------

NET LOSS                                            $      (1,159,243)     $       (870,927)     $    (10,947,086)
                                                    ===================    ==================   =====================



NET LOSS PER SHARE - BASIC AND DILUTED:

LOSS BEFORE EXTRAORDINARY ITEM                      $          (0.02)      $         (0.05)      $         (0.75)

EXTRAORDINARY ITEM                                                -                      -                 (0.02)
                                                    -------------------    ------------------   ---------------------

NET LOSS - BASIC AND DILUTED                        $         (0.02)       $         (0.05)      $         (0.78)
                                                    ===================    ==================   =====================

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING               60,392,342             17,052,000            14,118,617
                                                    ===================    ==================   =====================










                 See notes to consolidated financial statements.

        SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. D/B/A IC ONE, INC.
                        ( A DEVELOPMENT STAGE ENTERPRISE)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                           February 26, 1997
                                                                                                              (Inception)
                                                                      Three months ended March 31                  to
                                                               ----------------------------------------         March 31,
                                                                       2000                 1999                  2000
                                                               -------------------   ------------------    -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                  $       (1,159,243)   $        (870,927)    $      (10,947,086)
     Adjustments to reconcile net loss to net cash
         used in operating activities:

            Depreciation and amortization                                  21,837               22,000                192,759
            Stock issued for services                                      89,662                    -                440,489
            Loss on extinguishment of debt                                      -                    -                300,000
            Loss on settlement of vendor liability                              -                    -              1,533,333

     Changes in assets and liabilities:

         Increase in inventory                                                  -                    -                      -
         Decrease in other assets                                               -               30,018                      -
         Increase in accounts payable and accrued expenses                 17,188              167,385              3,578,195
                                                                -------------------   ------------------    -------------------

NET CASH USED IN OPERATING ACTIVITIES                                  (1,030,556)            (651,524)            (4,902,310)
                                                                -------------------   ------------------    -------------------


CASH FLOWS FROM INVESTING ACTIVITIES:

         Acquisition of property and equipment                            (12,672)             (30,387)              (355,310)
         Acquisition of patents                                                 -               (3,148)               (46,854)
                                                                -------------------   ------------------    -------------------

NET CASH USED IN INVESTING ACTIVITIES                                     (12,672)             (33,535)              (402,164)
                                                                -------------------   ------------------    -------------------


CASH FLOWS FROM FINANCING ACTIVITIES:

         Proceeds from  notes and loans                                         -                    -                375,000
         Repayments of notes                                              (40,000)                                    (40,000)
         Sales of common stock                                          1,094,171              669,750              4,986,419
                                                                -------------------   ------------------    -------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                               1,054,171              669,750              5,321,419
                                                                -------------------   ------------------    -------------------



NET INCREASE (DECREASE) IN CASH                                            10,943              (15,309)                16,945

CASH AT BEGINNING OF PERIOD                                                 6,002               30,837                      -
                                                                -------------------   ------------------    -------------------

CASH AT END OF PERIOD                                           $          16,945     $         15,528      $          16,945
                                                                ===================   ==================    ===================




                 See notes to consolidated financial statements.

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed financial statements have been prepared in accordance generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and rule 10-01 of Regulation S-X. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are necessarily indicative of the results that may be expected for the full fiscal year ended December 31, 2000. For further information, refer to the financial statements and footnotes included on Form 10-SB for the year ended December 31, 1999.

2.       GOING CONCERN

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses of $10,947,086 since inception. Additionally, the Company had a working capital and a total capital deficiency of $2,820,667 and $2,211,262 at March 31, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and or debentures and ultimately developing a viable business. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3.       STOCKHOLDERS EQUITY

         During the three months ended March 31, 2000, the Company issued 2,828,475 shares of common stock for cash with proceeds of $1,094,171. Pursuant to a motion by the Company's Board of Directors and advise of legal counsel, the Company cancelled 12,664,239 shares of common stock in which a certain shareholder has a beneficial interest but were never delivered to such shareholder. The Company is disputing the amount of shares to which the shareholder is entitled to and has determined that it will commence negotiations with such shareholder with the expectation that substantially less shares will be reissued to the shareholder at a future date.

Item 2-  Management's  Discussion  and  Analysis  or Plan Operation

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Statements in this form 10QSB that are not statements of historical or current fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause the actual results of the company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements lableled with the terms "believes," "belief," "expects," "intends," "anticipates" or "plans" to be uncertain and forward-looking. The forward looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

Results of Operations

The Company is a development-stage stage Company with no operating revenue to date.

Total costs and expenses increased $288,316 in the first quarter of the year 2000 as compared to the first quarter of the year 1999. Total costs and expenses for the three months ended March 31, 2000 were $1,195,745 as compared to $870,927 for the three months ended March 31, 1999. The increase is primarily due to increased selling, general and administrative expenses.

The increase in selling general and administrative expenses of $330,375 in the first quarter of the year 2000 as compared to the first quarter of 1999 resulted from increased strategic planning and management including the addition of new members of management headed by a new Chief Executive Officer previously with Pacific Care, James Williams.

James Williams was the Chief Information Officer at Pacific Care. He has assembled new members of the management team including an executive to take charge of strategic planning, John Hipsley. Richard Hauge has been added to increase opportunities both domestically and internationally with his knowledge and expertise in Smart Cards in addition to his knowledge of the Company's patent as one of the authors of the patent. In addition, the Company has added Joseph Diamond to take charge of both the legal department and act as the interim Chief Financial Officer until the Company recruits an experienced Chief Financial Officer to take charge of finances and work with James Williams in leadership of the Company in it's relations with the financial and capital markets.

Liquidity and Capital Resources

During the three months ended March 31, 2000, the Company raised $950,660 through the sale of common stock. These funds have been used in current operations.

As the Company is still in the development stage it's resources are directed to the development of applications for it's patent and to the development of software to provide processing for the applications as well as to develop a data base from the information that will be processed.

Historically the Company's liquidity has been provided by private placements of common stock which reached approximately $10,070,000 cumulatively from the date of the Company's inception through March 31, 2000.

The Company believes that it will require additional cash infusions of approximately $9,000,000 over the next twelve months to meet its operating needs, which it intends to raise through private placements of its common stock.

PART II   -  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

                  None.

Item 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

                  The cash needs of the Company were met through private placement sales of common stock. During the three months ended March 31, 2000, the Company issued 2,828,475 shares of common stock for cash proceeds of $1,094,171. An additional 51,200 shares were issued for services.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not Applicable.

Item 5.  OTHER INFORMATION

                  Not Applicable.

Item 6.  EXHIBITS AND REPORTS ON FROM 8-K

(a)      Exhibits

         27.      Financial Data Schedule

(b)      Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                              SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC
                              (Registrant)
                              By:  /s/ James Williams
                              ---------------------------
                              James William, President/CEO

Date:  May 19, 2000