Form 10QSB
period 2000-06-30
SCHIMATIC CASH TRANSACTIONS NETWORK COM INC
filed 2000-09-05
CIK 1100772

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form IO-QSB

(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

(  )         TRANSITION REPORT UNDER SECTION  13  OR  15 (d) OF THE EXCHANGE ACT

   for @ transition period from..................... to.......................
                         Commission file number 0-30544

                  SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC

                               d/b/a IC ONE, INC.
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

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                               OUTSTANDING AS OF
CLASS                                                            AUGUST 30, 2000
-----                                                            ---------------
Common
Par value $. O01 per share                                            69,811,720

Transitional Small Business Disclosure Format (check one)
YES___ NO _X_

         SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. d/b/a IC ONE, INC

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

PART 1- FINANCIAL INFORMATION
                                                                            Page

Item 1.  Consolidated Financial Statements :

         Balance Sheet as of June 30, 2000                                     3

         Statements of  Operations  for the three months and six months ended June 30, 2000 and 1999 and from February 26, 1997
         (inception) through June 30, 2000                                     4

         Statements  of Cash  Flows for the six  months  ended June 30,
         2000 and 1999 and from February 26, 1997
         (inception) through June 30, 2000                                     5

         Notes to Financial Statements                                         6

Item 2.  Management's Discussion and Analysis or Plan of Operation             7

PART I- OTHER INFORMATION
Item 1 - Legal Proceedings                                                     8
Item 2.  Changes in Securities                                                 8
Item 3.  Defaults Upon Senior Securities                                       8
Item 4.  Submission of Matters to a Vote of Securities Holders                 8
Item 5.  Other Information                                                     8
Item 6.  Exhibits and Reports on Form 8-K                                      8

         SCHIMATIC CASH TRANSACTIONS NETWORK.COM.INC.D/B/A IC ONE, INC.

                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEET

                                  June 30, 2000
                                  ( Unaudited)


                                     ASSETS

CURRENT ASSETS
    Cash                                                               $ 45,733
    Other Current Assets                                                  1,955
                                                             -------------------
        TOTAL CURRENT ASSETS                                             47,688

PROPERTY AND EQUIPMENT, less accumulated
            depreciation and amortization of $205,789                   200,208

PATENTS, net of accumulated amortization of $7,970                       38,884

INVESTMENT IN REAL ESTATE JOINT VENTURE                                 400,000
                                                             -------------------

                                                                      $ 686,780

                                                             ===================


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                                $ 1,439,466
    Accrued expenses and other liabilities                              507,933
    Notes payable                                                       125,000
    Loans payable - shareholders                                        272,325
                                                             -------------------
        TOTAL CURRENT LIABILITIES                                     2,344,724
                                                             -------------------


COMMITMENTS AND CONTINGENCIES                                                 -

SHAREHOLDERS' DEFICIT:
    Common stock -$.001 par value; 200,000,000 shares
            authorized; 68,189,197 shares issued and outstanding.        68,189
    Additional paid-in capital                                       11,533,672
    Deficit accumulated during the development stage                (13,259,806)
                                                             -------------------
        TOTAL SHAREHOLDERS' DEFICIT                                  (1,657,945)
                                                             -------------------

                                                                      $ 686,780

                                                             ===================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SCHIMATIC CASH TRANSACTIONS NETWORK.COM.INC. D/B/A IC ONE, INC.
                       ( A Development Stage Enterprise )

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  ( Unaudited )




                                                                                                          INCEPTION
                                                   THREE MONTHS ENDED         SIX MONTHS ENDED          (FEBRUARY 26,
                                                         JUNE 30,               JUNE 30,1997)               TO
                                              --------------------------- ----------------------------
                                                  2000          1999          2000           1999      JUNE 30, 2000
                                              ------------- ------------- -------------- ------------- ---------------

REVENUES:                                        $       -    $        -     $        -     $       -     $         -

COSTS AND EXPENSES:
    Research and development                       745,829       296,998      1,020,829       567,338       4,035,181
    Selling, general and administrative            186,459        45,100      1,031,204       569,470       5,522,126
     Interest expense                               12,765         1,166         30,426        55,383         313,740
     Depreciation and amortization                  21,837       124,850         43,674       146,850         214,596
     Loss on settlement of vendor liability              -             -              -             -       1,533,333
                                              ------------- ------------- -------------- ------------- ---------------

        TOTAL COSTS AND EXPENSES                   966,889       468,114      2,126,133     1,339,041      11,618,976
                                              ------------- ------------- -------------- ------------- ---------------

LOSS BEFORE EXTRAORDINARY ITEM                    (966,889)     (468,114)    (2,126,133)   (1,339,041)    (11,618,976)

EXTRAORDINARY ITEM-LOSS ON
      EXTINGUISHMENT OF DEBT                             -             -              -             -        (300,000)
                                              ------------- ------------- -------------- ------------- ---------------

NET LOSS                                        $ (966,889)    $(468,114)   $(2,126,133)  $(1,339,041)   $(11,918,976)
                                              ============= ============= ============== ============= ===============

NET LOSS PER SHARE - BASIC AND DILUTED:

LOSS BEFORE EXTRAORDINARY ITEM                     $ (0.01)      $ (0.02)       $ (0.03)      $ (0.06)        $ (0.73)

EXTRAORDINARY ITEM                                       -             -              -             -           (0.02)
                                              ------------- ------------- -------------- ------------- ---------------

NET LOSS - BASIC AND DILUTED                       $ (0.01)      $ (0.02)       $ (0.03)      $ (0.06)        $ (0.75)
                                              ============= ============= ============== ============= ===============

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                           67,798,032    23,336,132     66,099,778    21,214,665      15,922,446
                                              ============= ============= ============== ============= ===============



   SEE NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS

         SCHIMATIC CASH TRANSACTIONS NETWORK.COM.INC. D/B/A IC ONE, INC.
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                                                               INCEPTION

                                                               SIX MONTHS ENDED           (FEBRUARY 26, 1997)
                                                                    JUNE 30,                     TO

                                                        ----------------------------------
                                                             2000              1999          JUNE 30, 2000

                                                        ---------------   ----------------  -----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                              $(2,126,133)     $ (1,339,041)     $ (11,918,976)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                         42,837           146,850            214,596
         Stock issued for services                            360,745           166,500            711,572
         Loss on extinguishment of debt                             -                 -            300,000
         Loss on settlement of vendor liability                     -                 -          1,533,333
   Changes in assets and liabilities:
          Decrease (Increase) in other assets                  (1,955)           28,944             (1,955)
          Increase(Decrease) in accounts payable
             and accrued expenses                            (133,285)          140,518          1,947,399
                                                        ---------------   ----------------  -----------------

NET CASH USED IN OPERATING ACTIVITIES                      (1,857,790)         (856,229)        (7,214,030)
                                                        ---------------   ----------------  -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Acquisition of property and equipment                (63,359)          (51,747)          (405,997)
         Acquisition of patents                                     -           (10,069)           (46,854)
                                                        ---------------   ----------------  -----------------

NET CASH USED IN INVESTING ACTIVITIES                         (63,359)          (61,816)          (452,851)
                                                        ---------------   ----------------  -----------------
CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from notes and loans                                                -            715,325
         Repayments of notes                                  (68,000)                -           (318,000)
         Sales of common stock                              2,028,880           948,250          7,315,290
                                                        ---------------   ----------------  -----------------

NET CASH PROVIDED
        BY FINANCING ACTIVITIES                             1,960,880           948,250          7,712,615
                                                        ---------------   ----------------  -----------------


NET INCREASE IN CASH                                           39,731            30,205             45,733

CASH AT BEGINNING OF PERIOD                                     6,002            30,837                  -
                                                        ---------------   ----------------  -----------------

CASH AT END OF PERIOD                                        $ 45,733          $ 61,042           $ 45,733
                                                        ===============   ================  =================


             SEE NOTES TO CONSOLIDATED  FINANCIAL STATEMENTS

         SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. D/B/A IC ONE, INC
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 2000
                                  (Unaudited)
1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year ended December 31, 2000. For further information, refer to the financial statements and footnotes included on Form 10-SB for the year ended December 31, 1999.

2.       Going Concern

         The accompanying financial statements have been prepared assuming That The Company will continue as a going concern. The Company incurred losses of $11,919,000 since inception. Additionally, the Company had a deficiency in working capital and total capital of $2,297,000 and $
         1,658,000, respectively, at June 30, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

         Management's plans with respect to these matters include restructuring its existing debt, raising additional capital through future issuances of stock and or debentures and ultimately developing a viable business.

         The Company has been able to raise capital through the issuance of its common stock to finance its costs of operations. In the first six months of 2000, the Company raised $2,029,000 of cash through such issuances and paid for services and debt reduction totaling $675,000 through issuance of stock.

         The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3.       Stockholders Equity

         During the six months ended June 30, 2000, the Company issued 4,798,919 shares of common stock. Of these shares, 3,386,337 shares were issued for cash with proceeds of $2,028,879, 554,933 shares were issued for services valued at $360,745 and 857,649 shares were issued to cancel outstanding debt obligations of $314,417.

         In June 2000, the Company reinstated 12,317,258 shares of the Company's common stock, which shares had been cancelled in the first quarter of 2000. Such shares have been reinstated, pending further discussions by the Company with the holders of such shares.

         The Company is seeking the return of a substantial portion of the shares as agreed to informally by the shareholders as part of the acquisition agreement of IC One, Inc. in September, 1999. Based on preliminary discussions with the largest holder of the subject shares, the Company anticipates that a minimum of 7,800,000 shares will be returned and cancelled.

4.       Settlement of Creditor Claim.

         On April 13, 2000, a judgement against the Company was entered by the third judicial court of Salt Lake City County, State of Utah (the "Court"). The judgement related to a claim for payment of a defaulted note agreement with the Canopy Group, Inc. pursuant to which The Canopy Group lent to the Company $250,000 under an interest bearing note. On May 31, 2000, the Court entered a Satisfaction of judgement based on a settlement agreement reached between the Company and The Canopy Group. The Company issued 857,649 shares of its common stock in full settlement of $314,417 owed to the Canopy Group. Also in connection with the settlement agreement, The Canopy Group invested an additional $250,000 in exchange for 681,936 shares of the Company's common stock. The financial statements of the Company, reflect the full amount of the settlement and the new capital investment.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's financial condition. This discussion should be read in conjunction with the financial Statements and notes thereto appearing elsewhere herein.

GENERAL. Statements in this form 10QSB that are not Statements of historical or current fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause the actual results of the company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such -risks and uncertainties, readers are urged to consider statements labeled with The Terms "believes," "belief," "expects"," intends", anticipates" or "plans" to be uncertain and forward-looking. The forward looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

The Company's financial condition and results of operations reflect that it is a development-stage company, with no operating revenue to date. Accordingly, the discussion below follows the guidelines of Reg. 228.303, part (a) regarding Plan of operation.

PLAN OF OPERATION. Details of the Company's Plan of Operation are more fully described in its Form 10SB filed with the Commission. Without raising additional funds through debt and/or equity investments, SCTN will be unable to meet its cash requirements for the next twelve, months. The Company does not expect to earn significant revenue before the first quarter of 2001. The Company estimates that it will require as much as $10 million of additional capital in order to meet operating cash needs, including research and development expenses and other operating expenses as contemplated by its Plan of Operation. The Company estimates that continuation of operations at their current level, without the expansion and further development contemplated by the plan of operation, would require approximately $3.0 million over the next twelve months. See "Sources of Liquidity and new Capital" below and Note 2, of Notes to Financial Statements for a discussion of sources of funds.

DEVELOPMENT PROGRAM. The Company believes its software and systems technology are developed to the point where they are readily adaptable to market applications. Further development, with the exception of the integration of loyalty with payments processing, has been held pending further definition by market and process alliances. The Development program as it continues is anticipated to be co-funded by venture partners based on carefully defined cost/revenue sharing models. The Company is continuing its development program, in particular for the integration of loyalty with payments processing. Of the $10 million of additional capital referred to above, approximately $4.7 million is anticipated to be allocated for development. To the extent that such development can be funded in part by venture or alliance partners, this development budget would be reduced.

Through June 30, 2000, the Company estimates that approximately $10 million of its cumulative expenditures including research and development and general and administrative expenses, inception to date, have been expended for development of its patents and software intellectual property.

The Company expects to add up to twenty new employees in the year 2000 to meet its business and software development needs. The Company's ability to obtain such people depends on its ability to obtain necessary capital. The Company expects to purchase or sell no material plant or equipment in the foreseeable future.

SIGNIFICANT DEVELOPMENT. The Company has been informed by IBM that IBM is interested in discussing an arrangement under which IBM might license the patented technology and software owned or developed by the Company. In addition, the discussions will also consider the contribution by IBM of development services which might be used to defray required development costs for the Company (see Development Program above). (Refer to the Form 10SB for information about the Company's relationship with IBM.) None of this dialog is in writing at the current time, and the Company is unable to predict the outcome or timing of further discussions. The Company intends to actively pursue an expanded business arrangement with IBM.

SOURCES OF LIQUIDITY AND NEW CAPITAL. Internal sources of liquidity would include cash flow resulting from business developed through current or future marketing agreements and through the licensing of the Company's Patents. The Company cannot predict the date at which such business revenues will commence or be sufficient to meet its working capital needs. The Company expects to raise funds through the sale of additional securities in order to meet such needs and the expansion program described in the previous paragraph. There is no assurance that the Company will be able to complete such sales of securities; however, the Company has to date successfully financed its operations through the issuance of additional common stock. During the period since December 31, 1999 and until June 30, 2000, the Company has raised $2,704,040 of funds from such issuance.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On April 13, 2000, a judgement against the Company was entered by the third judicial court of Salt Lake City County, State of Utah (the "Court"). The judgement related to a claim for enforcement of a defaulted note agreement with the Canopy Group, Inc. pursuant to which The Canopy Group lent to the Company $250,000 under an interest bearing note. On May 31, 2000, the Court entered a Satisfaction of judgement based on a settlement agreement reached between the Company and The Canopy Group. The settlement agreement called for the Company to pay the full amount of principal and interest due under the note by the issuance of 857,649 shares of its common stock. Under the settlement agreement the Company issued 857,649 shares of its common stock in full settlement of $314,417 owed to the Canopy Group. Also in connection with the settlement agreement, The Canopy Group invested an additional $250,000 in exchange for 681,936 shares of the Company's common stock

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2000, the Company issued 4,798,919 shares of common stock. Of these shares, 3,386,337 shares were issued for cash with proceeds of $2,028,879, 554,933 shares were issued for services valued at $360,745 and 857,649 shares were issued to cancel outstanding debt obligations of $314,417.

In June 2000, the Company reinstated 12,317,258 shares of the Company's common stock, which shares had been cancelled in the first quarter of 2000. Such shares had been reinstated, pending further discussions by the Company with the holders of such shares. The Company is seeking the return of a substantial portion of the shares as agreed informally by the shareholders as part of the acquisition agreement of IC One, Inc. in September, 1999. Based on preliminary discussions with the largest holder of the subject shares, the Company anticipates that a minimum of 7,800,000 shares will be returned and cancelled.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable.

Item 5. OTHER INFORMATION
Not Applicable.

Item 6. EXHMITS AND REPORTS ON FROM 8-K
         (a)      Exhibits
         27.      Financial Data Schedule

(b) Reports on Form 8-K No reports on Form S-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

            SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC (Registrant)

                                            /S/   JAMES WILLIAMS
                                                  ---------------
                                                  James Williams, President/CEO.