Form 10QSB/A
period 2000-06-30
SCHIMATIC CASH TRANSACTIONS NETWORK COM INC
filed 2000-11-20
CIK 1100772

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  Form 1O-QSB/A

(Mark One)
(b) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(Former name, former address and former fiscal year, if changed since last report)

         Check whether the issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                               OUTSTANDING AS OF
CLASS                                                          NOVEMBER 17, 2000
-----                                                          -----------------
Common
Par value $. O01 per share                                            69,017,720

Transitional Small Business Disclosure Format (check one)
YES___ NO _X_
          ---

                  SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
                                d/b/a IC ONE, INC

                                  FORM 10-QSB/A

                       FOR THE QUARTER ENDED JUNE 30, 2000

                                      INDEX

 PART 1- FINANCIAL INFORMATION (Amended and Restated)
                                                                            Page

 Item 1.  Consolidated Financial Statements (Unaudited):

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

ITEM 1. FINANCIAL STATEMENTS.





                  SCHIMATIC CASH TRANSACTIONS NETWORK.COM.INC.
                               D/B/A IC ONE, INC.
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEET

                                  June 30, 2000
                                  ( Unaudited)

                                     ASSETS

CURRENT ASSETS
    Cash                                                               $ 45,733
    Other Current Assets                                                  1,955
                                                             -------------------
        TOTAL CURRENT ASSETS                                             47,688

PROPERTY AND EQUIPMENT, less accumulated
            depreciation and amortization of $205,789                   200,208

PATENTS, net of accumulated amortization of $7,970                       38,884

INVESTMENT IN REAL ESTATE JOINT VENTURE                                 400,000
                                                             -------------------
                                                                      $ 686,780
                                                             ===================


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                                $ 1,439,466
    Accrued expenses and other liabilities                              507,933
    Notes payable                                                       125,000
    Loans payable - shareholders                                        272,325
                                                             -------------------
        TOTAL CURRENT LIABILITIES                                     2,344,724
                                                             -------------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
    Common stock -$.001 par value; 200,000,000 shares
            authorized; 69,956,194 shares issued and outstanding.        69,956
    Additional paid-in capital                                       12,811,575
    Deficit accumulated during the development stage                (14,539,475)
                                                             -------------------
        TOTAL SHAREHOLDERS' DEFICIT                                  (1,657,944)
                                                             -------------------
                                                                      $ 686,780
                                                             ===================

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SCHIMATIC CASH TRANSACTIONS NETWORK.COM.INC. D/B/A IC ONE, INC.
                       ( A Development Stage Enterprise )

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  ( Unaudited )



                                                  THREE MONTHS ENDED            SIX MONTHS ENDED            INCEPTION
                                                        JUNE 30,                    JUNE 30,              (FEBRUARY 26,
                                              --------------------------- ----------------------------        1997) TO
                                                  2000          1999          2000           1999         JUNE 30, 2000
                                              ------------- ------------- -------------- -------------    ---------------

REVENUES:                                      $         -     $       -     $        -   $         -       $          -

COSTS AND EXPENSES:
    Research and development                     1,385,665       296,998      1,660,665       567,338          4,400,017
    Selling, general and administrative            826,293        45,100      1,671,038       569,470          6,436,960
     Interest expense                               12,764         1,166         30,425        55,383            308,739
     Depreciation and amortization                  21,837       124,850         43,674       146,850            214,596
     Loss on settlement of vendor liability              -             -              -             -          1,533,333
                                              ------------- ------------- -------------- -------------    ---------------

        TOTAL COSTS AND EXPENSES                 2,246,559       468,114      3,405,802     1,339,041         12,893,645
                                              ------------- ------------- -------------- -------------    ---------------

LOSS BEFORE EXTRAORDINARY ITEM                  (2,246,559)     (468,114)    (3,405,802)   (1,339,041)       (12,893,645)

EXTRAORDINARY ITEM-LOSS ON
      EXTINGUISHMENT OF DEBT                             -             -              -             -           (300,000)
                                              ------------- ------------- -------------- -------------    ---------------

NET LOSS                                       $(2,246,559)    $(468,114)   $(3,405,802) $ (1,339,041)      $(13,193,645)
                                              ============= ============= ============== =============    ===============

NET LOSS PER SHARE - BASIC AND DILUTED:

LOSS BEFORE EXTRAORDINARY ITEM                     $ (0.03)      $ (0.02)       $ (0.05)      $ (0.06)        $ (0.81)

EXTRAORDINARY ITEM                                       -             -              -             -         $ (0.02)
                                              ------------------------------------------------------------------------

NET LOSS AFTER EXTRAORDINARY ITEM
    - BASIC AND DILUTED                            $ (0.03)      $ (0.02)       $ (0.05)      $ (0.06)        $ (0.83)
                                              ========================================================================

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                           67,798,032    23,336,132     66,099,778    21,214,665      15,922,446
                                              ============= ============= ============== ============= ===============



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SCHIMATIC CASH TRANSACTIONS NETWORK.COM.INC. d/b/a IC ONE, Inc.
                         A Development Stage Enterprise

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      Six Months Ended                   Inception
                                                                           June 30,                 (February 26, 1997)
                                                           ---------------------------------------          to
                                                                 2000                 1999             June 30, 2000
                                                           ------------------   ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                    $ (3,405,802)        $ (1,339,041)       $(13,193,645)
    Adjustments to reconcile net loss w/net cash
       used in operating activities:
         Depreciation and amortization                                42,837              146,850              214,596
         Stock issued for services                                   360,745              166,500              711,572
         Compensation from Stock Option Issuance                   1,279,670                                 1,279,670
         Loss on extinguishment of debt                                    -                    -              300,000
         Loss on settlement of vendor liability                            -                    -            1,533,333
   Changes in assets and liabilities:
          Decrease (Increase) in other assets                         (1,955)              28,944               (1,955)
          Increase(Decrease) in accounts payable
             and accrued expenses                                   (133,285)             140,518            1,947,399
                                                           ------------------   ------------------   ------------------

NET CASH USED IN OPERATING ACTIVITIES                             (1,857,790)            (856,229)          (7,209,029)
                                                           ------------------   ------------------   ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Acquisition of property and equipment                       (63,359)             (51,747)            (405,997)
         Acquisition of patents                                            -              (10,069)             (46,854)
                                                           ------------------   ------------------   ------------------

NET CASH USED IN INVESTING ACTIVITIES                                (63,359)             (61,816)            (452,851)
                                                           ------------------   ------------------   ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from notes and loans                                     -                    -              715,325
         Cash Deficit
         Repayments of notes                                         (68,000)                   -             (318,000)
         Sales of common stock                                     2,028,880              948,250            7,310,289
                                                           ------------------   ------------------   ------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                          1,960,880              948,250            7,707,614
                                                           ------------------   ------------------   ------------------


NET INCREASE (DECREASE) IN CASH                                       39,731               30,205               45,733

CASH AT BEGINNING OF PERIOD                                            6,002               30,837                    -
                                                           ------------------   ------------------   ------------------

CASH AT END OF PERIOD                                               $ 45,733             $ 61,042             $ 45,733
                                                           ==================   ==================   ==================

             See Notes to Consolidated  Financial Statements

                  SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.

                                D/B/A IC ONE, INC

                        (A Development Stage Enterprise)

                                   (Unaudited)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance generally accepted accounting principles for interim financial information and the instructions to Form I O-QSB. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year ended December 31, 2000. For further information, refer to the financial statements and footnotes included on Form 10-SB for the year ended December 31, 1999.

2.       Going Concern

         The accompanying financial statements have been prepared assuming That The Company will continue as a going concern. The Company incurred losses of $13,194,000 since inception. Additionally, the Company had a deficiency in working capital and total capital of $2,297,000 and $
         1,658,000, respectively, at June 30, 2000. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

         In June 2000, the Company reinstated 12,317,258 shares of the Company's common stock, which shares had been cancelled in the first quarter of 2000. Such shares have been reinstated, pending furhter discussions by the Company with the holders of such shares.

         The Company is seeking the return of a substantial protion of the shares as agreed informally by the shareholders as part of the acquisition agreement of IC One, Inc. in September, 1999. Based on preliminary discussions with the largest holder of the subject shares, the Company anticipates that 7,800,000 shares will be returned and cancelled.

4.       Settlement of Debtor Claim.

         On April 13, 2000, a judgement against the Company was entered by the third judicial court of Salt lake City County, State of Utah (the "Court"). The judgement related to a claim for enforcement of a defaulted note agreement with the Canopy Group, Inc. pursuant to which The Canopy Group lent to the Company $250,000 under an interest bearing note. On May 31, 2000, the Court entered a Satisfaction of judgement based on a settlement agreement reached between the Company and The Canopy Group. The settlement agreement called for the Company to pay the full amount of principal and interest due under the note by the issuance of its common stock. Under the settlement agreement the Company issued 857,649 shares of its common stock in full settlement of $314,417 owed to the Canopy Group. Also in connection with the settlement agreement, The Canopy Group invested an additional $250,000 in exchange for 681,936 shares of the Company's common stock. The financial statements of the Company reflect the full amount of the settlement and the new capital investment.

5.       Amendment of Financial Statements.
         The financial statements included in this Amended Form 10-QSB/A have been amended and restated to take into effect accounting for the issuance by the Company of stock options related to its common stock pursuant to its stock option plan.

         In September 2000 the Company's board of directors ratified actions taken by officers calling for the issuance of stock options related to the Company's common stock pursuant to its Stock Option Plan. Certain of these stock options were granted with effective dates and vesting rights which accrued during the three months ended June 30, 2000. These actions caused a total of 7,098,333 shares of common stock options to be issued to officers and directors with exercise prices of $.48 per share. Vesting of the right to exercise such stock options will occur over periods until December 31, 2002. Of these options, 1,135,347 vested prior to June 30, 2000. The Company accounts for the costs of stock options issued to employees based on APB 25. Accordingly, based on the grant of the previously described options, the "in the money" value of the options at the time of grant is recorded as compensation expense ("Stock Option Expense") at the time or times when the associated options become vested to the employee. As of June 30, 2000, the Company recorded Stock Option Expense of $1,280,000 from the partial vesting of the previously issued options with a corresponding increase in Other Paid in Capital.

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's financial condition. This discussion should be read in conjunction with the financial Statements and notes thereto appearing elsewhere herein.

GENERAL. Statements in this form 10QSB/A that are not Statements of historical or current fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other unknown factors that could cause the actual results of the company to be materially different from the historical results or from any future results expressed or implied by such forward-looking statements. In addition to statements that explicitly describe such -risks and uncertainties, readers are urged to consider statements labeled with The Terms "believes," "belief," "expects"," intends", anticipates" or "plans" to be uncertain and forward-looking. The forward looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

The Company's financial condition and results of operations reflect that it is a development stage Company, with no operating revenue to date. Accordingly, the discussion below follows the guidelines of Reg. 228.303, part (a) regarding Plan of Operation.

PLAN OF OPERATION. Details of the Company's Plan of Operation are more fully described in its Form 10SB filed with the Commission. Without raising additional funds through debt and/or equity investments, SCTN will be unable to meet its cash requirements for the next twelve, months. The Company does not expect to earn significant revenue before the first quarter of 2001. The Company estimates that it will require as much as $10 million of additional capital in order to meet operating cash needs, including research and development expenses and other operating expenses as contemplated by its Plan of Operation. The Company estimates that continuation of operations at their current level, without the expansion and further development contemplated by the plan of operation, would require approximately $3.0 million over the next twelve months. Without the ability to raise the necessary additional capital, the Company would not be able to continue its operations. See "Sources of Liquidity and new Capital" below and
Note 2, of Notes to Financial Statements for a discussion of sources of funds.

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

Through June 30, 2000, the Company estimates that approximately $10 million of its cummulative expenditures including research and development and general and administrative expenses, inception to date, have been expended for development of its patents and software intellectual property.

The Company expects to add up to twenty new employees in the year 2000 to meet its business and software development needs. The Company's ability to obtain such people depends on its ability to obtain necessary capital. The Company expects to purchase or sell no material plant or equipment in the foreseeable future.

SIGFNIFICANT DEVELOPMENT. The company has been informed by IBM that IBM is interested in discussing an arrangement under which IBM might license the patented technology and software owned or developed by the Company. In addition, the discussions will also consider the contribution by IBM of development services which might be used to defray required development costs for the Company (see Development Program above). (Refer to the Form 10SB for information about the Company's relationship with IBM.) None of this dialog is in writing at the current time, and the Company is unable to predictict the outcome or timing of furhter discussions. The Company intends to actively pursue an expanded business arrangement with IBM.

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

In the first quarter of 2000, as reported in its form 10-QSB, the Company's transfer agent cancelled 12,664,239 shares of common stock according to instructions from the Company. As of June 30, 2000 such shares had been reinstated, pending further discussions by the Company with the holders of such shares. The Company is seeking the return of a substantial protion of the shares as agreed informally by the shareholders as part of the acquisition agreement of IC One, Inc. in September, 1999. Based on preliminary discussions with the largest holder of the subject shares, the Company anticipates that a minimum of 7,800,000 shares will be returned and cancelled.

In September 2000 the Company's board of directors ratified actions taken by officers calling for the issuance of stock options related to the Company's common stock pursuant to its Stock Option Plan. These actions caused a total of 7,098,333 shares of common stock options to be issued to officers and directors with exercise prices of $.48 per share. Details of these options grants are set forth in the following table:



                            Effective     Shares     Exercise    Exemption
Options Issued To:           Date        Optioned     Price         (1)
-----------------------   ------------ ------------ ---------- --------------
OFFICERS AND DIRECTORSGROUPED BY EFFECTIVE DATE:

                            1/13/00        900,000    $ 0.48     701 and.4(2)
                            3/1/00       2,250,000    $ 0.48           0.4(2)
                            4/4/00         500,000    $ 0.48     701 and 4(2)
                            5/1/00       1,500,000    $ 0.48           0.4(2)
                            9/7/00       1,020,000    $ 0.48           0.4(2)
OTHER EMPLOYEES GROUPED BY EFFECTIVE DATE:

                            9/6/00         250,000    $ 0.48           0.4(2)
                            3/9/00          24,000     $ 0.80            4(2)
                            5/24/00        104,333    $ 0.48     701 and.4(2)
                            1/13/00        550,000    $ 0.48     701 and.4(2)

                                       ------------
    TOTAL OPTIONS GRANTED                7,098,333
                                       ============



NOTES:

The information provided indicates the basis for exemption from registration. 701 refers to Rule 701 of the Act, and 4(2) refers to private placements pursuant to Rule 4(2) of the Act.

Item 6. EXHIBTS AND REPORTS ON FROM 8-K
         (a)      Exhibits
         27.      Financial Data Schedule

         Reports on Form 8-K No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                       SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC (Registrant)

                       By: /s/ James Williams
                           ----------------------------------
                               James Williams, President/CEO.

                       By /s/ Joe G. Coykendall
                          -----------------------------------
                              Joe G. Coykendall, Sr. Vice President and CFO