Form 10QSB
period 2000-09-30
SCHIMATIC CASH TRANSACTIONS NETWORK COM INC
filed 2000-11-20
CIK 1100772

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                For the quarterly period ended September 30, 2000

                         Commission file number 0-30544

                  SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC
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

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                               OUTSTANDING AS OF
CLASS                                                          NOVEMBER 17, 2000
-----                                                         -----------------
Common
Par value $. 001 per share                                            69,017,720


Transitional Small Business Disclosure Format (check one)
YES___ NO _X_
          ---

                  SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                                      INDEX

   PART 1- FINANCIAL INFORMATION
                                                                            Page

   Item 1.  Consolidated Financial Statements :

            Balance Sheet as of September 30, 2000                             3

            Statements of Operations  for the three months and nine months ended  September  30, 2000 and 1999 and from  February  26,
            1997 (inception) through September 30, 2000                        4


            Statements of Cash Flows for the nine months  ended  September
            30, 2000 and 1999 and from February 26, 1997
            (inception) through September 30, 2000                             5


            Notes to Financial Statements                                      6

   Item 2.  Management's Discussion and Analysis or Plan of Operation          7

  PART II- OTHER INFORMATION
  Item 1 - Legal Proceedings                                                   8
  Item 2.  Changes in Securities                                               8
  Item 3.  Defaults Upon Senior Securities                                    10
  Item 4.  Submission of Matters to a Vote of Securities Holders              10
  Item 5.  Other Information                                                  11
  Item 6.  Exhibits and Reports on Form 8-K                                   11

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS.


                  SCHIMATIC CASH TRANSACTIONS NETWORK.COM.INC.
                               D/B/A IC ONE, INC.
                        (A Development Stage Enterprise)

                           CONSOLIDATED BALANCE SHEET

                               September 30, 2000
                                  ( Unaudited)


                                     ASSETS

OTHER CURRENT ASSETS                                                $     6,955

PROPERTY AND EQUIPMENT, less accumulated
         depreciation and amortization of $226,989                      179,846

PATENTS, net of accumulated amortization of $9,444                       37,410

INVESTMENT IN REAL ESTATE JOINT VENTURE                                 400,000
                                                             -------------------
                                                                    $   624,211
                                                             ===================


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                                $ 1,725,944
    Accrued expenses and other liabilities                              669,450
    Notes payable                                                       125,000
    Loans payable - shareholders                                        262,325
                                                             -------------------
     TOTAL CURRENT LIABILITIES                                        2,782,719
                                                             -------------------


COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
   Common stock -$.001 par value; 200,000,000 shares authorized;
         70,409,744   shares issued and outstanding.                     70,410
   Additional paid-in capital                                        14,888,548
   Deficit accumulated during the development stage                 (17,117,466)
                                                             -------------------
     TOTAL SHAREHOLDERS' DEFICIT                                     (2,158,508)
                                                             -------------------
                                                                    $   624,211
                                                             ===================




                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SCHIMATIC CASH TRANSACTIONS NETWORK.COM.INC. D/B/A IC ONE, INC.
                       ( A Development Stage Enterprise )

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  ( Unaudited )





                                                   THREE MONTHS ENDED          NINE MONTHS END                 INCEPTION
                                                      SEPTEMBER 30,             SEPTEMBER 30,              (FEBRUARY 26, 1997
                                            ---------------------------  -----------------------------       TO SEPTEMBER 30,
                                                2000          1999           2000           1999                  2000)
                                            ------------- -------------  -------------- -------------       ----------------

REVENUES:                                    $         -    $        -     $         -     $       -          $          -


COSTS AND EXPENSES:
    Research and development                   1,220,741       173,949       2,881,406       741,287             5,620,758
    Selling, general and administrative        1,300,263       202,074       2,971,301       771,544             7,737,223
     Interest expense                             35,150        (4,153)         65,575        51,230               343,889
     Depreciation and amortization                21,837       135,254          65,511       282,104               236,433
     Loss on settlement of vendor liability            -             -               -             -             1,533,333
                                            ------------- ------------- --------------- -------------     ----------------

        TOTAL COSTS AND EXPENSES               2,577,991       507,124       5,983,793     1,846,165            15,471,636
                                            ------------- ------------- --------------- -------------     ----------------


LOSS BEFORE EXTRAORDINARY ITEM                (2,577,991)     (507,124)     (5,983,793)   (1,846,165)          (15,471,636)


EXTRAORDINARY ITEM-LOSS ON
      EXTINGUISHMENT OF DEBT                           -             -               -             -              (300,000)
                                            ------------- ------------- --------------- -------------      ----------------


NET LOSS                                     $(2,577,991)   $ (507,124)    $(5,983,793)  $(1,846,165)          (15,771,636)
                                            ============= ============= =============== =============      ================


NET LOSS PER SHARE - BASIC AND DILUTED:

   LOSS BEFORE EXTRAORDINARY ITEM                $ (0.04)      $ (0.02)        $ (0.09)      $ (0.08)              $ (0.79)

   EXTRAORDINARY ITEM                                  -             -               -             -               $ (0.01)
                                            ------------- ------------- --------------- -------------      ----------------

   NET LOSS AFTER EXTRAORDINARY ITEM
      - BASIC AND DILUTED                        $ (0.04)      $ (0.02)        $ (0.09)      $ (0.08)              $ (0.80)
                                            ============= ============= =============== =============      ================

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                       70,182,969    28,211,927       67,490,430   24,532,110            19,708,064
                                            ============= ============= =============== =============      ================



                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SCHIMATIC CASH TRANSACTIONS NETWORK.COM.INC. D/B/A IC ONE, INC.
                         A Development Stage Enterprise

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)





                                                                      NINE MONTHS ENDED                        INCEPTION
                                                                       SEPTEMBER 30,                      (FEBRUARY 26, 1997)
                                                           ---------------------------------------                 TO
                                                                 2000                  1999                 SEPTEMBER 30, 2000
                                                           ------------------    -----------------  ----------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                     $(5,983,793)        $ (1,846,165)           $ (15,771,636)
    Adjustments to reconcile net loss w/net cash
      used in operating activities:
    Depreciation and amortization                                     65,511              282,104                  236,433
    Stock issued for services                                        477,161              333,827                  827,988
    Compensation from Stock Option Issuance                                             3,041,45-                3,041,456
    Loss on extinguishment of debt                                         -                    -                  300,000
    Loss on settlement of vendor liability                                 -                    -                1,533,333
    Changes in assets and liabilities:
      Increase in other assets                                        (6,955)              (2,387)                  (6,955)
      Increase(Decrease) in accounts payable
         and accrued expenses                                        312,301              (59,704)               2,393,823
                                                           ------------------    -----------------       ------------------
      NET CASH USED IN OPERATING ACTIVITIES                       (2,094,319)          (1,292,325)              (7,445,558)
                                                           ------------------    -----------------       ------------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquisition of property and equipment                            (63,359)             (47,466)                (405,998)
    Acquisition of patents                                                 -              (15,379)                 (46,854)
                                                           ------------------    -----------------       ------------------
                                                           ------------------    -----------------       ------------------
      NET CASH USED IN INVESTING ACTIVITIES                          (63,359)             (62,845)                (452,852)
                                                           ------------------    -----------------       ------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes and loans                                         -               35,000                  715,325
    Cash Deficit                                                       1,571                  485                    1,571
    Repayments of notes                                              (78,000)                   -                 (328,000)
    Sales of common stock                                          2,228,105            1,288,848                7,509,514
                                                           ------------------    -----------------       ------------------
      NET CASH PROVIDED
          BY FINANCING ACTIVITIES                                  2,151,676            1,324,333                7,898,410
                                                           ------------------    -----------------       ------------------

NET DECREASE IN CASH                                             $    (6,002)           $ (30,837)           $           -
                                                           ==================    =================       ==================

CASH AT BEGINNING OF PERIOD                                            6,002               30,837                        -
                                                           ------------------    -----------------       ------------------

CASH AT END OF PERIOD                                            $         -         $          -            $           -
                                                           ==================    =================       ==================


                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. D/B/A IC ONE, INC

                        (A Development Stage Enterprise)

                                   (Unaudited)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       Basis of Presentation

         The accompanying unaudited condensed financial statements have been prepared in accordance generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full fiscal year ended December 31, 2000. For further information, refer to the financial statements and footnotes for the year ended December 31, 1999 included in the Company's registration statement on Form 10-SB.

2.       Going Concern

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred losses of $15,772, 000 since inception. Additionally, the Company had a deficiency in working capital and total capital of $2,776,000and $2,159,000, respectively, at September 30, 2000. The Company has experienced cash shortages and inability to pay its obligations currently. Of the $2,783,000 of current liabilities, approximately $2,611,000 is past due, including $2,173,000 estimated to be more than 90 days past due. These amounts include approximately $1,100,000 payable to IBM and $811,000 owed to affiliates who are employees or directors of the Company. Both IBM and the referred to affiliates have informally agreed to deferred payment pending availability of sufficient cash. The Company is currently having specific discussions with IBM aimed at restructuring its liability. These conditions collectively raise substantial doubt about the Company's ability to continue as a going concern..

         Management's plans with respect to these matters include restructuring debt and current liabilities through the issuance of common stock or entering into forbearance agreements, continuing to defer payment of amounts due to affiliates for past due obligations and current compensation, raising additional capital through future issuance of stock and or debentures and ultimately developing a viable business. The Company may find it necessary to implement severe cost cutting measures. It may also rely increasingly on strategic alliances with others who will assume responsibility for financing specific required development tasks; thus, reducing the Company's financial requirements for the exploitation of its intellectual properties. The Company has been able to raise capital through the issuance of its common stock to finance its costs of operations. In the first nine months of 2000, the Company raised $2,228,000 of cash through such issuance and paid for services and debt reduction totaling $791,000 through the issuance of stock.

         The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3.       Stockholders Equity and  Subsequent Event Related to  Issuance of Stock
         Options

         During the nine months ended September 30, 2000, the Company issued 5,252,469 shares of common stock. Of these shares, 3,755,066 shares were issued for cash with proceeds of $2,228, 000, 639,754 shares were issued for services valued at $477,161, based on the approximate market value of the company's common stock at the date of issuance, and 857,649 shares were issued in repayment of debt obligations totaling $314,000.

         In June 2000, the Company reinstated 12,317,258 shares of Company common stock, which shares had been cancelled unilaterally by the Company in the first quarter of 2000 in connection with the Company's assertion of claims against the owners of the shares. Such shares have been reinstated, pending the outcome of further discussions by the Company with the holders of such shares. The Company is seeking the return of a substantial portion of the shares as agreed to informally by the shareholders as part of the acquisition agreement of IC One, Inc. in September 1999. Based on preliminary discussions with the largest holder of the subject shares, the Company anticipates that 7,800,000 shares may be returned and cancelled.

         In September the Company's board of directors ratified actions taken by officers calling for the issuance of stock options related to the Company's common stock pursuant to its Stock Option Plan. These actions caused a total of 7,098,333 shares of common stock options to be issued to officers and directors with exercise prices of $.48 per share. Vesting of the right to exercise such stock options will occur over periods until December 31, 2002. All of the stock options expire at the end of 10 years from the date of grant. Of these options, 2,093,194 vested during the nine months ended September 30, 2000. The Company accounts for the costs of stock options issued to employees based on APB 25. Accordingly, any "in the money" value of the options at the time of issuance is recorded as compensation expense ("Stock Option
         Expense") at the time or times when the associated options become vested to the employee. For the nine months ended September 30, 2000, the Company recorded Stock Option Expense of $3,041,458 from the partial vesting of the previously issued options with a corresponding entry to Other Paid in Capital.

         Subsequently, in October and November 2000, the Company issued to employees an additional 5,700,000 of stock options. The total of all options issued to employees to date is 18,424,073. The total of all Stock Option Expense to be recorded for employee stock options currently issued is $10,071,000.

4.       Settlement of Claims.

         On April 13, 2000, a judgement against the Company was entered by the third judicial court of Salt Lake City County, State of Utah (the "Court"). The judgement related to a claim for enforcement of a defaulted note agreement with the Canopy Group, Inc. pursuant to which The Canopy Group lent to the Company $250,000 under an interest-bearing note. On May 31, 2000, the Court entered a Satisfaction of judgement based on a settlement agreement reached between the Company and The Canopy Group. The settlement agreement called for the Company to pay the full amount of principal and interest due under the note by the issuance of its common stock. Under the settlement agreement the Company issued 857,649 shares of its common stock in full settlement of $314,417 owed to the Canopy Group. Also in connection with the settlement agreement, The Canopy Group invested an additional $250,000 in exchange for 681,936 shares of the Company's common stock. The financial statements of the Company reflect the full amount of the settlement and the new capital investment.

         In March 2000 the Company entered into agreements with attorneys to obtain certain legal services. These agreements required the Company to issue certain securities and pay specified compensation and other amounts. Such attorneys left the Company in July 2000, and the Company took the position that no securities or additional cash amounts were due the attorneys. On November 15, 2000, the Company agreed to issue the attorneys 500,000 shares of common stock as part of the consideration of settling the claims of such attorneys

ITEM 2- MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

The Company's financial condition and results of operations reflect that it is a development-stage stage company, with no operating REVENUE TO DATE. ACCORDINGLY, THE DISCUSSION BELOW FOLLOWS THE GUIDELINES OF REG. 228.303, PART (A) REGARDING PLAN OF OPERATION.

PLAN OF OPERATION. Details of the Company's Plan of Operation are more fully described in its Form 10SB filed with the Commission. Without raising additional funds through debt and/or equity investments, SCTN will be unable to meet its cash requirements for the next twelve, months. The Company does not expect to earn significant revenue before mid- 2001. The Company estimates that it will require as much a $10 million of additional capital in order to meet operating cash needs, including research and development expenses and other operating expenses as contemplated by its Plan of Operation. The Company estimates that continuation of operations at their current level, without the expansion and further development contemplated by the plan of operation and without satisfying current liabilities, would require approximately $3.0 million over the next twelve months. See "Sources of Liquidity and new Capital" below and Note 2, of Notes to Financial Statements for a discussion of sources of funds.

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

Through September 30, 2000, the Company estimates that approximately $10 million of its cumulative expenditures including research and development and general and administrative expenses, inception to date, have been expended for development of its patents and software intellectual property.

The Company expects to add up to twenty new employees in the year 2000 to meet its business and software development needs. The Company's ability to obtain such people depends on its ability to obtain necessary capital. The Company expects to purchase or sell no material plant or equipment in the foreseeable future.

LIQUIDITY AND NEW CAPITAL. Internal sources of liquidity would include cash flow resulting from business developed through current or future marketing agreements and through the licensing of the Company's Patents. The Company cannot predict the date at which such business revenues will commence or be sufficient to meet its working capital needs. The Company expects to raise funds through the sale of additional securities in order to meet such needs and the expansion program described in the previous paragraph. There is no assurance that the Company will be able to complete such sales of securities.

The Company has to date financed its operations through the issuance of additional common stock; however the Company has experienced cash shortages and inability to pay its obligations currently. Of the $2,783,000 of current liabilities, approximately $2,611,000 is past due, including $2,173,000 estimated to be more than 90 days past due. These amounts include approximately $1,100,000 payable to IBM and $811,000 owed to affiliates who are employees or directors of the Company. Both IBM and the referred to affiliates have informally agreed to deferred payment pending availability of sufficient cash. The Company is currently having specific discussions with IBM aimed at restructuring its liability. See Note 2 of Notes to Financial Statements for a discussion of going concern accounting.

Management's plans with respect to these matters include restructuring debt and current liabilities through the issuance of common stock or entering into forbearance agreements, continuing to defer payment of amounts due to affiliates for past due obligations and current compensation, raising additional capital through future issuance of stock and or debentures and ultimately developing a viable business. The Company may find it necessary to implement severe cost cutting measures. It may also rely increasingly on strategic alliances with others who will assume responsibility for financing specific required development tasks; thus, reducing the Company's financial requirements for the exploitation of its intellectual properties

The Company has been able to raise capital through the issuance of its common stock through private placements with qualified and accredited investors with proceeds used to finance its costs of operations. During the period since December 31, 1999 and until September 30, 2000, the Company has raised $3,020,000 of funds from such issuance.

POSSIBLE UNCERTAINTIES REGARDING SECURITIES SALES. The Company and its subsidiary and predecessors have sold securities in reliance on exemptions from registration under the Securities Act and applicable state securities laws. The Company believes that it and its subsidiary and predecessors have materially complied with the requirements of the applicable exemptions. However, since compliance with these exemptions is highly technical, it is possible that the Company and its subsidiary and predecessors could be faced with certain contingencies based on civil liabilities resulting from the failure to meet the terms and conditions of such exemptions, which could have a material adverse impact on the Company's financial condition..

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS.

In March 2000 the Company entered into agreements with attorneys to obtain certain legal services. These agreements required the Company to issue certain securities and pay specified compensation and other amounts. Such attorneys left the Company in July 2000, and the Company took the position that no securities or additional cash amounts were due the attorneys. On November 15, 2000, the Company agreed to issue the attorneys 500,000 shares of common stock as part of the consideration of settling the claims of such attorneys.

The Company is not a party to any other pending material legal proceedings and, to the best of its knowledge, no such material proceedings have been threatened against it. However from time to time the Company has been sued by creditors others regarding amounts owed by the Company. Currently the Company is aware of one such lawsuit, which is still pending with alleged claims less than $30,000. In these cases, the Company has sought or would seek to negotiate a settlement or forbearance agreement.

Item 2. CHANGES IN SECURITIES

SHARES ISSUED AND OUTSTANDING. During the nine months ended September 30, 2000, the Company issued 5,252,469 shares of common stock. Of these shares, 3,755,066 shares were issued for cash with proceeds of $2,229,000, 639,754 shares were issued for services valued at $477,161 and 857,649 shares were issued in repayment of debt obligations totaling $314,000. The Company believes that all of these securities were issued as private placements in a manner exempt from registration requirements of the Securities and Exchange Act of 1933 (the "Act") based on Regulation 4(2) of the Act and that to the best of the Company's ability to determine all new investors are Accredited Investors as defined in the Act.

STOCK OPTIONS. In September the Company's board of directors ratified actions taken by officers calling for the issuance of stock options related to the Company's common stock pursuant to its Stock Option Plan. These actions caused a total of 7,098,333 shares of common stock options to be issued to officers and directors with an average exercise price of $.48 per share. Vesting of the right to exercise such stock options will occur over periods until December 31, 2002. Of these options, 2,373,236 vested prior to September 30, 2000. Of the 7,098,33 share options, the Company believes that 1,490,000 were exempt from registration under the Act based on Rule 701 and Regulation 4(2). The Company believes that all other stock options were issued as private placements in a manner exempt from registration requirements of the Securities and Exchange Act of 1933 (the "Act") based on Regulation 4(2) of the Act and that to the best of the Company's ability to determine all option holders are Accredited Investors as defined in the Act.

Subsequently, in October and November 2000, the Company issued to employees an additional 5,700,000 of stock options. The total of all options issued to employees to date is 18,424,073. The details, including the basis for exemption from registration pursuant to the Act, of the stock options issued in the year 2000 are set forth in the following table.

                           EFFECTIVE      SHARES     EXERCISE    EXEMPTION

Options Issued To:           Date        Optioned     Price         (1)
-----------------------   ------------ ------------ ---------- --------------
OFFICERS AND DIRECTORSGROUPED BY EFFECTIVE DATE:

                            1/13/00        900,000    $ 0.48      701 or04(2)
                            3/1/00       2,250,000    $ 0.48            04(2)
                            4/4/00         500,000    $ 0.48      701 or 4(2)
                            5/1/00       1,500,000    $ 0.48            04(2)
                            9/7/00       1,020,000    $ 0.48            04(2)
                           10/12/00        700,000    $ 0.36            04(2)
                           10/12/00        500,000     (2)               4(2)
                           11/15/00      3,000,000    $ 0.48            04(2)
                           11/15/00      1,500,000     (2)               4(2)

OTHER EMPLOYEES GROUPED BY EFFECTIVE DATE:

                            9/6/00         250,000    $ 0.48            04(2)
                            3/9/00          24,000    $ 0.80             4(2)
                            5/24/00        104,333    $ 0.48      701 or04(2)
                            1/13/00        550,000    $ 0.48      701 or04(2)
                                       ------------
    TOTAL OPTIONS GRANTED               12,798,333
                                       ============


NOTES:

(1)  The   information   provided   indicates  the  basis  for  exemption   from
     registration. 701 refers to Rule 701 of the Act, and 4(2) refers to private placements pursuant to Rule 4(2) of the Act.

(2) The noted options will have an exercise price determined by the Board of Directors in connection with specific performance criteria.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not Applicable.
Item 5. OTHER INFORMATION
Not Applicable.

Item 6. EXHMITS AND REPORTS ON FORM 8-K
         (a)      Exhibits
         27.      Financial Data Schedule

Reports on Form 8-K. No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                      SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC (Registrant)

                      /S/   JAMES WILLIAMS
                      -------------------------------
                      James Williams, President / CEO.

                      /S/ JOE COYKENDALL
                      --------------------------------
                      Joe Coykendall, Sr. Vice President/Chief Financial Officer