Form 10KSB
period 2000-12-31
SCHIMATIC CASH TRANSACTIONS NETWORK COM INC
filed 2001-10-15
CIK 1100772

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                  for the Fiscal Year Ended December 31, 2000

                         Commission File Number 0-30544

                  SCHIMATIC Cash Transactions Network.com, Inc.
              (Exact name of small business issuer in its charter)

                          Florida                                  88-0415947
              (State or other jurisdiction of                 (I.R.S. Employer
              incorporation or organization)                 Identification No.)

             740 East 3900 South, Second Floor                    84107
                   Salt Lake City, Utah
         (Address of principal executive offices)               (Zip Code)

                                 (801) 685-7676
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

        Title of each class            Name of each exchange on which registered
               None                                    None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, Par Value $0.001
                                (Title of Class)

                         740 East 3900 South, Suite 300
                           Salt Lake City, Utah 84107
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year. As of December 31, 2000, issuer had no revenues.

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. As of October 11, 2001, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $15,500,033.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 30, 2001, issuer had 78,799,167 shares of issued and outstanding common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format:  Yes  |_|     No  |X|

                                TABLE OF CONTENTS

       Item                       Description                               Page

               Special Note about Forward-Looking Information...........       1

                                     Part I
     Item 1    Description of Business...................................      2
     Item 2    Description of Properties.................................     20
     Item 3    Legal Proceedings.........................................     20
     Item 4    Submission of Matters to a Vote of Security Holders.......     22

                                     Part II
     Item 5    Market for Common Equity and Related Stockholder Matters..     23
     Item 6    Management's Discussion and Analysis or Plan of Operation.     29
     Item 7    Financial Statements......................................     33
     Item 8    Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.....................     33

                                    Part III
     Item 9    Directors, Executive Officers, Promoters and Control Persons;
                 Compliance with Section 16(a) of the Exchange Act.......     34
     Item 10   Executive Compensation.....................................    38
     Item 11   Security Ownership of Certain Beneficial Owners and Management.41
     Item 12   Certain Relationships and Related Transactions.............    42
     Item 13   Exhibits and Reports on Form 8-K...........................    44

                   Signatures.................................................46

                 SPECIAL NOTE ABOUT FORWARD-LOOKING INFORMATION

         This report includes forward-looking statements because we believe it may be helpful to investors to communicate our plans and expectations. Forward-looking statements about what may happen in the future are based on management's beliefs, assumptions and plans for the future, information currently available to management, and other statements that are not historical in nature. Forward-looking statements include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," estimate," "consider" or similar expressions are used. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions, including among others:

     o our ability to obtain substantial amounts of additional capital in order to continue and to implement our business plan;

     o our ability to market our products and services effectively will depend on a number of strategic relationships that we have established and that we hope to establish;

     o the enforceability of our patents, particularly in the United States, Canada and Mexico; o our ability to sustain and build on our business alliances; and

     o our ability to attract development and marketing partners or employees capable of completing our marketing and development plans.

     Although we believe our plans and expectations stated, reflected in or suggested by our forward-looking statements are reasonable, our future results and stockholder values may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. These statements reflect management's current view of our future events and are subject to certain risks, uncertainties, assumptions and risks as discussed in
Item 1. Description of Business: Risk Factors. Any of the factors noted above or summarized in the Risk Factors section below or elsewhere in this document, as well as in other materials we subsequently file with the Securities and Exchange Commission, should be considered before any investor decides to purchase or retain any of our securities. Any of such factors could have a material adverse effect on our business and financial condition and prospects, results of operations and trading price for our common stock.

     Our forward-looking statements speak only as of the date they are made and should not be relied upon as representing our plans and expectations as of any subsequent date. We do not undertake to update, correct or revise any forward-looking statements, even if our plans and expectations change. However, from time to time, we may voluntarily update, correct or revise our previous forward-looking statements.

                                     PART I


                         ITEM 1. DESCRIPTION OF BUSINESS

Introduction

     We are developing and marketing, under the name Smart Chip Technologies, a patent-protected, technology-based loyalty program enabler for the multitrillion dollar electronic payments industry. Our integrated software and database enable retail merchants, banks and other enterprises to process instantly a variety of reward and incentive credits for loyalty programs designed to establish and maintain customer loyalty. Our loyalty programs feature a portable device such as a smart card--a credit card containing an enhanced microchip with both data storage and computing capabilities--with a point-of-sale device.

     Our technology provides consumers with real-time loyalty program management and smart cards that serve as electronic purses for instant redemption of loyalty program rewards and incentives. Our marketing efforts are directed toward licensing our loyalty technology and patents for the 1.5 billion credit/debit payment cards that we believe will migrate from magnetic strip cards without data storage or computing capabilities to smart cards during the next few years and the 3.1 billion non-credit/debit smart cards without payment capabilities that are currently issued throughout the world.

     Our marketing focus is to build key strategic relationships with a number of firms with established capabilities in credit card manufacturing, electronic payment software, card-processing terminals, wireless technologies, and back-office technologies. We hope this will enable us to seek rapid market penetration while limiting our own funding requirements.

     Our loyalty patent, which dates back to 1994, has been issued in the United States, Australia and Mexico and is pending in Canada and Japan. We believe that our patents and related intellectual properties provide us important protection in loyalty processing between a base unit, such as a point-of-sale device, automated teller machine or satellite, and a customer carried portable device, such as a smart card, personal digital assistant or cell phone.

     We believe the use of smart cards and loyalty programs will increase as international banking and credit industries implement programs to improve security and automation by issuing new smart cards to replace the existing 1.5 billion credit/debit cards and the 3.1 billion non-credit/debit smart cards. We believe the United States payments industry, following in the footsteps of European and Asian counterparts, has recognized the potential advantages of loyalty programs based on a smart-card infrastructure as a value-added incentive for the migration to smart cards.

     For the past year, we have been building our products and management team to take advantage of the emerging opportunity to license our patented technology to payment card issuers, large merchant card programs and the increasing array of nontraditional wireless payment service providers for both Internet and wireless payments devices, including personal digital assistants and cell phones.

     Our business is based on our intellectual properties, important components of which are claimed in our patents. We also market our products and services under trademarks: e-llegiance(tm) for our smart-card-based loyalty applications and LoyaltyCentral(tm) for our loyalty program management, transaction processing and accounting services.

     We offer licenses to our multiplatform smart-card loyalty application, marketed as e-llegiance(tm), which is engineered to comply with international industry engineering standards, including Europay, MasterCard and Visa, or EMV, Global Platform, Visa Open Platform, and MULTOS. The software is designed to operate on smart cards, point-of-sale terminals and smart devices, such as personal digital assistants, or PDAs. We offer our Loyalty Inside implementation strategy as a loyalty program enabler in the electronic payments industry. We have also developed systems to provide complete loyalty program management, transaction processing and accounting services through our LoyaltyCentral(tm) software. Our e-llegiance(tm) and LoyaltyCentral(tm) solutions are designed to provide maximum flexibility in managing Internet marketing incentive programs to help establish business continuity across the physical, mobile and virtual worlds.

     Important components of our application software and database that relate to capturing loyalty data in connection with an electronic payments transaction were co-developed with IBM, although the software and database are wholly owned by us. This software also manages the dynamic uploading and downloading of information between the merchant point-of-sale or base device, the cardholder's smart card, and the loyalty program sponsor's centralized processing system. With this system interfaced with an electronic payments application, a smart card can be used to both process payments and electronically allocate and redeem rewards and incentives.

     We license, market and develop our smart-card loyalty products through our subsidiary, Smart Chip Technologies, LLC, under the "Smart Chip" name. We expect that Smart Chip Technologies will also be the principal funding, strategic partner or funding vehicle in the future.

     We are a development-stage company, have had no revenue from operations, and have no operations from which revenue will be generated prior to 2002. For the year ended December 31, 2000, we incurred net losses of approximately $8,078,000. We had an accumulated net loss of approximately $22,602,000 for the period from February 27, 1997, our date of inception, through December 31, 2000. At December 31, 2000, we had net stockholders' deficits of approximately $4,221,000. Accordingly, the independent auditor's report accompanying our audited financial statements as of December 31, 2000 and 1999, included in this report, contain an explanatory paragraph about our ability to continue as a going concern. See Consolidated Financial Statements.

     Our company, SCHIMATIC Cash Transactions Network.com, Inc., operates principally through its wholly-owned subsidiary, Smart Chip Technologies, LLC. When we use "we," "us," "our" and similar terms in this document, we mean to include both SCHIMATIC Cash Transactions Network.com, Inc., Smart Chip Technologies, LLC, and our other subsidiary, IC One, Inc. Our executive offices are located at 740 East 3900 South, Second Floor, Salt Lake City, Utah 84107, where our telephone number is (801) 685-7676. We expect to establish an office in Orange County, California, commencing in October 2001.

History of Corporate Organization

     Acquisition of STI and R & D Technology

     We were incorporated in October 1996 as a Florida Corporation, named Apple Tree Capital Corp. On November 18, 1998, Apple Tree Capital Corp. simultaneously acquired Schimatic Technologies, Inc., or STI, a privately-held Nevada Corporation, and R & D Technology Inc., a privately-held Nevada corporation. On January 14, 1999, our name was changed to SCHIMATIC Cash Transactions
Network.com, Inc. The acquisition of STI and R & D Technology was accomplished by an exchange of our shares for all of the outstanding shares of STI and R & D Technology. As of the acquisition date, we, STI and R & D Technology had no significant operations or business assets. Following our acquisition of STI and R & D Technology, STI and R & D Technology discontinued all operations.

     Acquisition of IC One, Inc.

     In September 1999, we acquired the business and assets of IC One, Inc., a developer of smart-card technologies, pursuant to a merger agreement under which we acquired all of the outstanding shares of IC One. With the acquisition of IC One, we commenced business operations. IC One continues to exist as one of our subsidiaries. For accounting purposes, our acquisition of IC One was considered a reverse merger in which IC One was deemed the acquirer and successor company (see Note 1 of Notes to Consolidated Financial Statements).

     A key asset acquired with IC One Inc. was a group of patents and pending patents in the United States and other countries, which are important to the application of loyalty incentives to smart card or similar portable smart-chip devices. In addition, we acquired other key intellectual property, developed by IC One and its predecessors over several years, consisting of know-how, operating relationships, business programs and software.

Our Industry

     The retail payments industry is enormous, with generally accepted industry estimates of $8.7 trillion in purchases annually, with almost 28%, or $2.44 trillion, comprised of credit and debit charge card purchases. There are currently an estimated 1.5 billion charge cards in circulation worldwide. Payments revenue has experienced double-digit growth since 1991 and accounts for more than 50% of all banking revenue. In general, the retail electronic payments industry is split between four sectors: card associations, issuing banks, processors and merchants.

     Card associations are typically not for profit membership clubs that make the international rules for issuing cards and processing transactions for their brands. Large issuing banks like Citigroup and MBNA process their own charge card transactions, while smaller banks outsource processing. Large processors have established market dominance through consolidation and subsequent economies of scale. Merchants pay fees to the banks for the privilege of accepting credit cards.

         Historically, the banks have worked to cut processing costs in an effort to distinguish their charge cards and gain market share. The loyalty component, rather than processing costs, has emerged as a significant differentiator among charge cards. Currently, more than 70% of all charge cards issued in the Americas have some form of loyalty program associated with them. The bonuses, rewards and incentives of loyalty programs directly address consumer's core issues of quality service, value and having a voice in the marketplace. In general, industry estimates indicate that loyalty programs retain customers longer and have a significant impact on consumer behavior:

     o loyalty program consumers spend 30% to 50% more than other consumers per transaction;

     o loyalty program consumers visit retail stores that grant rewards three times as often;

     o loyalty program consumers spend four times more than other consumers per year; and

     o loyalty program consumers account for over 50% of retail sales - despite charge cards comprising only 28% of retail sales.

     In spite of the global adoption and success of loyalty programs, we believe that current charge card magnetic strip technology is insufficient to fully realize loyalty's potential. Smart cards have already established a strong market presence as the foundation of significant changes within the electronic payments industry. Smart-card technology utilizes a computer chip on a customer-carried portable device (charge card, personal digital assistant or PDA, cell phone, etc.) to instantly process transactions with its corresponding base unit (point-of-sale, or POS, device, automatic teller machine, satellite, etc.) This robust solution is currently widely used in Europe, comprising 45% of all electronic payments processing. In France, nearly 100% of all bank charge cards are smart cards. The United States is quickly following suit with significant high-profile smart-card rollouts in a variety of industries: Mobil Speed Pass and American Express Blue are currently two of the most prominent smart-card applications. On August 3, 2001, the Chicago Transit Authority announced plans to offer 300,000 smart cards to its customers next year. There are currently 175,000 smart cards in use in Washington, D.C.'s transit system. On August 7, 2001, Minneapolis-based Target Corp. announced a fall 2001 launch of a co-branded Visa smart-card program. Target stated it will upgrade the POS terminals in all of its 990 retail stores to accept smart cards. The San Diego Padres and Master Card International recently began a smart-card-based loyalty program for Padres fans. Popular musician Michael Jackson recently issuing 250,000 loyalty program smart cards to fans for a fall 2001 promotion of his upcoming music release. Additional high profile smart-card programs are being launched in Mexico, Brazil, China, Australia and other countries. Industry sources estimate that by 2002, more than 500 million charge cards will migrate from magnetic strip to smart-card technology. Visa and MasterCard have publicly announced plans to migrate one billion of their cards to smart cards by 2004.

     Loyalty Programs

     As it relates to business plans, loyalty is defined as the result from providing consumers incentives to encourage repeat business, such as a coupon for discounts to purchase price or free goods. Common loyalty is a method of using incentives that have a common nature or function as a kind of currency among a diverse group of merchant participants. A loyalty application is one where loyalty incentives are utilized in order to cause a change in shopping or cultural habits. Examples include discounts for future purchases or free goods or services triggered by a certain action.

     Loyalty and incentive programs help businesses nurture more profitable, long-term customer relationships. Loyalty has become an important ingredient of the competitive digital payments industry on magnetic strip debit and credit cards.

     Our business plan is based on the premise that the introduction of more powerful loyalty systems has a significant impact on consumer behavior. In the simplest analysis, loyalty programs result in more frequent visits to merchants and increased sales, capitalizing on the marketing principle that it is easier to sell to an existing customer than to recruit a new one.

     Credit and Debit Cards

     Credit and debit cards have become a major payment instrument worldwide, replacing checks and cash. There are currently around 1.5 billion charge cards in circulation, generally estimated to account for about 30% of the volume spent by consumers on purchases of above $10. Despite the advent of online payments, this physical card base is experiencing year on year double-digit growth. In addition, Visa and MasterCard, as well as a handful of major banks, have recognized the opportunity in the estimated $1.8 trillion market of payments of less than $10, known as micropayments. This potential cannot be reached economically by the regular credit and debit payment instruments.

     We believe consumers' expectations as to loyalty are increasing. They want quality service, products that meet their needs, value for money and added benefits. In response to these expectations, our management has observed that retailers are stepping up their promotional activity to the extent that sales and special offers have become everyday affairs, as opposed to the traditional end of the season stock clearances.

     Smart Cards and Smart Chips

     Our management's knowledge of the industry and specific inquiries indicate that currently, the institutions that serve merchants and issuers of credit and or debit cards are preparing for the expanded use of smart cards. We believe that the emergence of new technologies for payment systems will continue over the next several years. Our products and marketing plans are designed to transition over not only the currently evolving smart-card technologies, but also further evolution to contactless and wireless technologies, which we expect to advance over the next several years.

     The ability of smart cards to store data or value makes them particularly suited to loyalty programs that track and provide incentives to repeat customers. Stored value is more convenient and safer than cash. When combined with a loyalty platform, consisting of a software and hardware system for processing loyalty transactions, the smart cards and smart chips provide an opportunity to develop loyalty programs that provide users with immediate, dynamically updated incentives.

     Our management believes that due to the significant potential for reduction in fraud and increased consumer confidence, the major international credit card issuers have committed to smart-card migration. We believe that loyalty and payment integration is a critical stimulant to promote the rapid conversion to smart-card-based financial transactions.

     This segment of the electronic payments industry is expected to show explosive growth in the coming years as the cost of firmware reduces with better price performance, as traditional methods of payments are replaced by new technology, and with increased demand for more powerful and gratifying loyalty programs.

Business Plan

     General

         Our business plan is focused on the following key elements:

          1) obtaining technical, marketing, data processing and other complementary support through strategic alliances with industry participants that we believe can advance our market penetration and growth;

          2) integrating our front-end loyalty application with smart debit and credit payment cards;

          3) expanding common applications, including common loyalty and Internet functionality to potential business markets in a manner designed to create substantial intellectual property;

          4) implementing measures to actively identify competitors that may be infringing our patent and intellectual property rights and take appropriate action to vigorously defend our rights; and

          5)   expanding  our  proven  education-funding  program  to   national
               markets.

     Anticipated Sources of Revenues

     Our revenue model is built around a license or royalty model aimed at building wholesale institutional relationships for marketing and product licensing. We have succeeded in getting our applications integrated into the systems used by key terminal manufacturers and card providers, including those discussed below. We have also entered into an exclusive loyalty application licensing and processing with a regional merchant services provider, as discussed below.

     We expect that our primary source of revenues will be from the licensing of our patents and software technology and from fees for database management of loyalty information using our developed software programs.

     We expect that our primary customers will be the major issuers of credit or debit cards and the merchant services organizations that provide equipment, software technology and payment clearing services to merchants in addition to payments cards associations (such as VISA and MasterCard) that provide services and standards for the card issuing industry.

     Business Model

     We expect to develop business alliances and marketing agreements with key partners and establish distribution of our technology and services through those alliances. Potential alliance partners include:

     1)       banks;

     2) merchant services organizations that provide equipment, software technology and payment clearing services to merchants;

     3)        credit and debit card issuers;

     4) smart-chip payments business solutions providers such as IBM, Oasis Technology Ltd. and Cardis Enterprises International BV;

     5)        manufacturers   of   payments   processing   equipment   such  as
               point-of-sale devices and terminals;

     6)        manufacturers of smart cards;

     7) manufacturers of wireless electronic devices such as cell phones and personal digital assistants;

     8)        providers of  Internet-based  payments systems used by merchants;
               and

     9)        technical consulting firms with particular focus on payments.

     Development Program

     We spent approximately $3.2 and $1.3 million on research and development during 2000 and 1999, respectively. We believe our software and systems technologies are developed to the point where they are readily adaptable to a broad range of market applications. Further development, with the exception of the integration of loyalty with payments processing, has been de-emphasized pending further definition by market and process alliances. We will seek co-funding of additional development by venture partners based on defined cost/revenue sharing models. We intend to continue our development program, in particular for the integration of loyalty with payments processing. Our business plan calls for the expenditure of approximately $4.7 million for software and systems development. To the extent that such development can be funded in part by venture or alliance partners, our requirements for this development budget would be reduced.

Our Products

     e-llegiance(tm)

     Our e-llegiance(tm) product establishes a common platform for integrating loyalty and electronic payment transactions. Designed to be compliant with the Global Platform, Visa Open Platform and MULTOS standards, e-llegiance(tm) is designed to allow program managers to deliver a multitude of loyalty options to merchants and consumers simply by selecting user-friendly parameters that define loyalty programs at all levels of retail, whether physical store locations or on the Internet.

     The e-llegiance(tm) system uses a rules-based engine, designed by IBM, that allows a large combination of loyalty program parameters and supports loyalty programs for multiple merchants in multiple merchant groupings. The software enables a base device, such as a merchant terminal, automatic teller machine, or computer processing unit, to interact with electronic purses and other unique software applications on a smart chip to electronically allocate and allow consumers to instantly redeem rewards and incentives. The e-llegiance(tm) common loyalty platform can process loyalty credits originating from magnetic strip, stored-value, cash, check or smart-chip-based credit/debit transactions, supporting the international banking and credit industry's current magnetic strip card programs as they migrate to smart-chip-based payments. It also offers merchants maximum flexibility in managing customer incentive programs, establishing business continuity between the physical world and the virtual world of electronic information. Features are designed to assist merchants in refining loyalty programs to maximize their effectiveness. These program parameters are tracked electronically, reducing the administration of specific loyalty programs. e-llegiance(tm) automatically tracks loyalty program start and end dates. Merchants may also benefit by increased profitability and customer retention through heightened understanding of customer usage and demographics.

     LoyaltyCentral(tm) is the back-office processing, or loyalty program management software, within e-llegiance(tm). LoyaltyCentral(tm) is the loyalty engine in the same manner as the automated clearinghouse is the payments engine for payments clearing. LoyaltyCentral(tm) delivers merchant and consumer account maintenance, accounting, reconciliation, settlement and disbursements. It is a flexible, parameter driven platform that is the transaction processing system and database repository for multiple loyalty applications.

     The LoyaltyCentral(tm) database represents a repository of data collected at the point of service. As volume grows, we believe the database will become a key source of valuable information for merchants and consumers. We plan to enhance our Internet portal, LoyaltyCentral.com(tm), to provide online access to the database. This will facilitate multiple interactive functions such as data collection, online statements and award redemption. LoyaltyCentral(tm) will also be a conduit for collection of licensing and other fees related to its technology. To ensure security, availability and scalability, we are outsourcing the hosting of the computer processing for LoyaltyCentral(tm) to IBM. As the electronic payments industry re-tools its back-office operating systems to take advantage of the flexibility and power of smart devices, we believe that there is a significant revenue opportunity from licensing this software or from providing loyalty program management services through our back-office operation.

     e-llegiance(tm) can operate as a stand-alone smart-card loyalty program, offer a fully integrated smart loyalty/payment card solution, or add significant value to multiapplication smart cards issued alongside programs such as transit, security, identification or government benefits issuance. We believe the e-llegiance(tm) product may have broad interest in the electronic payments industry as a common loyalty application. Discussions are underway with smart-card issuers, banks, device manufacturers and payment service providers for development on additional platforms.

     The first implementation of the new software is scheduled to be deployed by the Seattle-based Merchant Service Group in late 2001. The system has also been selected by ScotiaBank, Canada, for implementation in the summer of 2002.

     Loyalty Fundraising

     In 1999, we introduced what we believe to be one of the nation's first successful smart-card pilot programs, our Kid's Card Program. The Kid's Card Program involved the distribution of more than 12,000 smart cards, among 110 merchants, four school districts and one state college in two Utah counties as a pilot test for its software and its proprietary program design. This Kid's Card Program has demonstrated the ability to use smart-card technology to bring a cause, such as education, and merchants together to generate new sources of funds for the beneficiaries, in this case, schools.

     We intend to market the Kid's Card Program nationwide through providers of services to United States education systems and to offer the application to merchant services providers and card issuers as a loyalty program application for use as part of merchant or card issuer loyalty programs. This common platform has a broad application to both cause and commercial loyalty programs. We believe that this platform can significantly shorten the lead time to market for our customers and strategic partners.

     We have invested in the program jointly with IBM to create a common technology and operating platform for cause-related loyalty programs. IBM has installed the program in its Smart Card Centers of Competency displays to support its marketing efforts.

Our Intellectual Property

     General

     Our intellectual property consists of software applications and systems built around our process and methodology patents and includes application software for robust common loyalty programs that reside on cards or other smart payments devices and the terminals for the processing of payments. We also have a backend processing system for loyalty program management and accounting that will be used for our own loyalty customers and licensed to other electronic payment processors that offer loyalty programs. We developed this system over a period of three years in conjunction with IBM at an estimated cost estimated of $10 million. IBM does not have any ownership interest in this system.

     Patents

     One of our major assets is our loyalty patent, U.S. Patent No. 5,806,045, issued on September 8, 1998, with prior art dating back to February 1994. Since that time, the patent has also been issued in Australia (Patent No. 703349, October 1999) and Mexico (Patent No. 96/03161, November 2000) and it is currently pending in Canada and Japan. We refer to these patents issued or pending collectively as the "Patents."

     The Patents are entitled: "Method and System for Allocating and Redeeming Incentive Credits between a Portable Device and a Base Device." The Patents cover a process or methodology for controlling loyalty data collection, combination and transfer between any smart-chip device and any base device. We believe the Patents may be applicable in the trend to merge loyalty applications and smart cards on a common loyalty platform. The Patents and the associated software we have developed are flexibly designed to meet device evolution from current smart-card technology to the next generations of portable smart-chip devices, including cell phones, palmtops or similar devices. We believe that the Patents provide substantial barriers to those who wish entry into the loyalty driven, portable device, smart-chip device payments marketplace without benefit of our Patents. Part of our business plan is to expand, protect and enforce the Patents.

     Software

     We own software related to both the front-end and the back-end processing of loyalty programs. The front-end software, co-developed with IBM, enables a base device to interact with the electronic purses or unique software applications on a smart chip to allocate and redeem loyalty currency, rewards or incentives electronically. The software is also used to manage the uploading and downloading of information from the back-end system to the base device and the smart chip. LoyaltyCentral(tm) is our integration of the back-end software, data and methodology necessary for the processing of loyalty through smart cards or similar devices. It is a flexible, parameter driven platform that is the transaction processing system and database repository for multiple loyalty applications.

     The smart chip included in a portable device, for example a smart card, makes it possible to access multiple applications (which might include information regarding payment funds, multiple loyalty storage programs and identification or other programs) stored on an individual device for subsequent uploading and downloading between the smart-chip device, through a base device, to the LoyaltyCentral(tm) database.

     LoyaltyCentral(tm) Database

     The LoyaltyCentral(tm) database represents a repository of data collected at the point of service. As the volume of our data processing clients grows, we believe that our database will become a source of valuable information for merchants and consumers. We plan to make such information available for purchase. We also plan to enhance our Internet portal, LoyaltyCentral.com(tm), to provide online access to the database. This will facilitate interactive functions such as data mining, online statements and award redemption. We will also use LoyaltyCentral(tm) for collection of licensing and other fees related to our technology.

     We own other trademarks associated with our core loyalty business. Loyalty by Design(tm) is the trademark under which we develop joint ventures with significant consulting companies through which loyalty program-based consulting would be provided. We believe that the transition from traditional electronic payment vehicles will accelerate rapidly and as companies respond to that change, opportunities to fill both the knowledge and processing gap will exist. Joint ventures of this nature represent a potential source of fee revenue from consulting and another distribution arm for our core services. SmartBank(tm) is the proposed product line for loyalty as it applies to the financial services and banking industries.

     Patent Defense

     Our Patents are a critical component of our value proposition. Consequently, we must manage and protect the Patents. We recognize that infringement of our Patents will occur consistently and frequently in the near term. We expect that most infringement will be unknowing; hence, infringement represents a primary opportunity for business development. However, we must devote substantial resources to a defense program.

     Our ability to fully support and defend our Patents is expected to require significant financial resources. We expect to fund a major portion of the cost of the legal and other resources from licensing revenues, and initially through offering sharing in future revenues in order to accomplish adequate Patent defense.

Important Strategic Alliances

         To date, we have benefited from important strategic alliances in our industry with:
          o IBM, Inc., which assisted us between 1997 and 1999, under a standard services agreement, in developing a series of scalable databases and application software that relate to capturing loyalty data in connection with an electronic payments transaction. We are currently negotiating with IBM regarding a joint licensing and revenue sharing agreement under which both companies would market IBM's SmartCard Management System and our back-office system, LoyaltyCentral(tm), as an integrated solution.

          o The Solstice Project is a major product alliance to develop and market an Internet-capable, multiapplication smart-card product. The development and marketing alliance will integrate our e-llegiance(tm) loyalty solutions with micropayments and Europay, MasterCard and Visa, or EMV, payment specifications, and is designed to meet the expanding demands of the industry. This product development is expected to create industry standards and, we believe, will be the first broad-based, multiapplication, smart-card product that allows customers to access and choose credit and debit, micropayments, loyalty programs and other services using microchip technology. We were instrumental in forming the Solstice Project in May 2001 with the following other members of the alliance:

               - Oasis Technology Ltd. is a leading provider of software to facilitate payments any time, any place on any device. Oasis is the only company providing payment software for every step of the transaction process for financial institutions, retailers, card associations or any business focused on payments.

               - Silverline is an international software development and integration services firm, with over 2,600 software professionals worldwide. Silverline provides a comprehensive set of eBusiness consulting and IT services, including strategic consulting, creative design, technology integration and implementation, as well as management and maintenance of Internet and legacy applications.


               - Giesecke & Devrient is an internationally operating technology group. With nearly 150 years of history, the Giesecke & Devrient of today upholds its tradition as a trusted leading supplier of bank notes and security documents; bank note, security paper and currency automation systems; as well as cards, components and complete multifunctional smart-card systems for electronic payments and telecommunications.


               - Cardis is an innovation and licensing company based in Amsterdam, The Netherlands. Cardis specializes in advanced smart-card payment systems and has a portfolio of patented innovations.

               - Ingenico Group is a leading supplier of secure transaction systems. It designs and produces terminals and systems for electronic payment. Ingenico has invested heavily in research and development to achieve technological advances in both hardware and software, which have greatly contributed to setting new standards in the industry.

     o ScotiaBank of Toronto, Canada, agreed in July 2001 to our e-llegiance(tm) loyalty application and LoyaltyCentral(tm) back-office system to provide its customers with consumer rewards programs. ScotiaBank is a major North America financial institution, with about

          $275 billion in assets and approximately 52,000 employees worldwide, including affiliates. It is also Canada's most international bank with more than 2,000 branches and offices in over 50 countries.


     o Welcome Real-Time, of Aix-en Provence, France, reached an understanding with us in July 2001 to integrate our respective intellectual properties with a view to collaborating on an industry standard architecture designed to enable the interoperability of loyalty programs on smart chips.

     o We have signed a letter of intent with Oasis Technology, Ltd., of Toronto, Canada, that provides for the development and integration of our next-generation smart-card loyalty application and Oasis's leading ePayment software for mobile commerce, the Internet and the real world. According to the agreement, the two companies will partner to extend our smart-card loyalty program and patented loyalty process with Oasis's end-to-end ePayment technology. In extending our smart-card loyalty program with a built-in facility for an unlimited range of real-time online payments through the smart-chip card, Oasis will help to further broaden the opportunity for loyalty program cardholders to maximize card usage and provide a multiapplication smart card designed to handle both loyalty and ePayment transactions. With more than ten years experience as a leading provider of ePayment technology to customers in over 70 countries, Oasis brings secure, proven and reliable technology that we believe is suited for smart-card applications and the expanding loyalty program market.

     o In August 2000, we entered into a memorandum of understanding with Cardis Enterprises International BV for the exploration of ways of integrating our patented solutions for smart-card payment and loyalty applications. Cardis is an innovation and licensing company based in Amsterdam, The Netherlands. Cardis specializes in advanced smart-card payment systems and has a portfolio of patented innovations. Cardis's Ultimus Solution is a smart-card-based payment system that enables the profitable extension of EMV credit and debit card products into micropayment. In effect, the same card can be used for all transactions, irrespective of the transaction value, and in all payment environments--attended, unattended (e.g. vending machines), mobile (e.g. GSM cell phones) and Internet points of sale. Under the agreement, we will be working closely with Cardis on joint projects aimed at providing combined electronic banking services linked to customer loyalty programs throughout North America.

     o Transaction Software Inc. (TSI) is a payment systems development specialist for VeriFone, a division of Hewlett-Packard. We have entered into a joint agreement with TSI to develop e-llegiance(tm), the next generation of our patent-protected smart-chip loyalty applications, to run on VeriFone Verix(tm)-based, point-of-sale terminals. TSI will take an equity position in us as part of the agreement. TSI will use the VeriFone Verix Developer Toolkit for rapid development of e-llegiance(tm) integrated with VeriFone's SoftPay(tm) e-payment software running on Omni(tm) 3350 point-of-sale terminals. Together with the Seattle-based Merchant Service Group, we plan a 2001 implementation of the e-llegiance(tm) loyalty application.

Competition and Regulation

     Today, we believe our main competition is from companies that provide loyalty programs, which are either paper based or use an electronic payment card that is magnetic strip imbued. There is a substantial business segment and revenues built around these traditional methods. Our analysis of the electronic payments industry causes us to believe that over the next few years there will be a substantial replacement of magnetic strip payments cards with smart cards and other smart-chip devices. We also believe that loyalty will be an important part of the cultural change necessary to cause this conversion and that smart-chip devices offer significant potential increases in the power and flexibility of loyalty programs. As a result, we believe those companies providing loyalty programs may be forced to deal with our Patents in situations where the Patents apply. Dealing with the Patents will require that such companies do one of the following: (1) license our Patented technology, (2) continue to operate in breach of the Patents, or (3) not take full advantage of the extensive power offered by smart-chip technology for processing of loyalty.

     To the best of our ability to determine, we believe that we are not subject in any material way to any federal, state or local regulation other than regulation that uniformly applies to any business of our size and type.

     We have no dependence on any particular customer or category of customers, and we do not expect to incur such dependence as our business grows.

Employees

     We currently have approximately 15 full-time employees, including officers and directors, consisting of seven in Salt Lake City, Utah, and eight in Orange County, California. We anticipate that we will need to hire a significant number of additional employees, including management, technical and administrative employees, in order to execute our business plan and to meet the demands of the growth we anticipate.

Risk Factors

     An investment in our common stock involves significant risks that should be considered before any investor decides to purchase or retain any of our securities. In addition to the negative implications of all information and financial data included or referred to directly in this document, as well as in other materials filed or to be filed with the Securities and Exchange Commission, you should carefully consider the following risk factors. This document contains forward-looking statements and information concerning our business and its future prospects. Those forward-looking statements should be read together with these risk factors, because these risk factors could cause actual results to differ materially from those forward-looking statements.

     Risks Related to our Financial Condition

         We may be unable to continue as a going concern.

     We are a development-stage company, have had no revenue from operations and have no operations from which revenue will be generated prior to 2002. For the years ended December 31, 2000 and 1999, we incurred net losses of approximately $8,078,000 and $6,623,000, respectively. We have an accumulated net loss of approximately $22,602,000 for the period from February 27, 1997, date of inception, through December 31, 2000. At December 31, 2000, we had a total net stockholders' deficit of approximately $4,221,000. Accordingly, the independent auditor's report accompanying our audited financial statements as of December 31, 2000 and 1999, included in this report, contains an explanatory paragraph about our ability to continue as a going concern. See Consolidated Financial Statements. We cannot assure that we will be successful in the plan we are implementing to negotiate with creditors to seek reductions in the total amounts owing, payment of amounts due through the issuance of securities, the extension of payment dates or other terms acceptable to us.

     We continue to suffer extreme shortages of working capital with significant past due obligations.

     As of December 31, 2000, we had a working capital deficit of approximately $4,076,000 and approximately $3,584,000 of our current liabilities of approximately $4,082,000 were substantially past due. Notwithstanding our successful efforts to obtain a conversion to equity, compromise or other agreed reduction in current liabilities, creditors with past due amounts due them may initiate litigation or undertake other aggressive collection efforts, which would further impair our ability to continue and require the reallocation of limited amounts of new capital to the payment of old liabilities, rather than advancing our business. We cannot assure that our efforts to obtain the forbearance of creditors, negotiate reduced payment amounts or reach other arrangements with creditors will be successful.

     We have incurred substantial losses since inception and expect those losses to continue.

     From February 27, 1997 (inception) through December 31, 2000, during our development stage, we incurred an accumulated stockholders' deficit of approximately $22,602,000, which we expect will continue to increase until at least late 2002, even though we expect that we may begin to generate revenues from operations as early as the first quarter of 2002.

     We need additional funds in order to continue.

     We have no revenues from any source and are completely dependent on the receipt of funds from external sources to be able to continue. Currently, our recurring expenditures are approximately $75,000 per quarter for general, administrative and other recurring operating expenses and payment obligations. We expect that our general, administrative and other recurring operating expenses will increase substantially as we accelerate and expand our business activities, satisfy increased reporting and stockholder communications obligations under the securities laws and seek needed additional capital required for our proposed business. We cannot assure that we will be able to obtain funds required to continue. In addition to capital required to continue, we will need substantial amounts of additional equity capital in order to implement our business plan fully. We may also rely increasingly on strategic alliances with others that may assume responsibility for financing specific required development tasks; thus, reducing our financial requirements for the exploitation of our intellectual properties.

     Our common stock is subject to substantial dilution.

     Our common stock is subject to substantial dilution because we may further dilute the interests of our stockholders or impose burdensome financial restrictions on our business in order to obtain additional capital on satisfactory terms, if available.

     Risks Related to our Business

     We are dependent on establishing marketing or other relationships within our industry.

     In order to market our products effectively, we will depend on establishing marketing and other relationships with other members of our industry that will distribute smart cards, either as replacement for existing credit cards or to new users, and provide software to facilitate merchant and related processing, applications, security, point-of-sale devices and other support systems. In addition to the limited number of such relationships that we have established or are currently exploring, we expect that it will be necessary to identify a number of new industry participants that may enable us to continue to expand our marketing efforts. Our continuing ability to benefit from our strategic relationships depends on the financial and technical strength of our partners, their marketing efforts and our joint abilities to cooperate effectively. Each of our strategic partners has, and will continue to have, other activities and opportunities in which we will not participate and which may compete for the resources and priorities of our partners. The termination or deterioration of any of our strategic relationships may have an adverse effect on our operations.

     We are dependent on the rate and extent of widespread adoption of smart cards and loyalty programs.

     Our ability to generate significant revenues is dependent upon the rate and extent of widespread acceptance of smart cards, both for newly issued cards and as replacements for existing credit cards. Such adoption will depend first on the commitment of credit card issuers, processing firms and merchants to issue smart cards. Issuing smart cards will require credit card issuers, transaction processors and merchants to incur additional costs and change their current method of operations, with attendant risks.

     The widespread adoption of smart cards by credit card users will depend on their willingness to absorb any increased card issuance and transaction processing fees that may be passed on to them and to adapt to the additional features available on a smart card.

     Because we have only limited protection of our proprietary technology and intellectual property rights, others may copy them and harm our ability to compete.

     Our operations could be materially and adversely affected if we are not able to protect our Patents, proprietary software and other proprietary intellectual property rights. We rely on a combination of patents, copyrights, trademarks, trade secrets, nondisclosure and other contractual arrangements and technical measures to protect our proprietary rights. Nevertheless, we could be negatively affected if our competitors were to incorporate this technology into their products successfully.

     Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or obtain or use information that we regard as proprietary. We could be negatively affected if our means of protecting our proprietary information are inadequate. We may also be unable to deter misappropriation of our proprietary information, detect unauthorized use or take appropriate steps to enforce our intellectual property rights. Furthermore, our competitors may also independently develop technologies that are substantially equivalent or superior to our technology.

     We may not be successful in avoiding claims that we infringe on others' proprietary rights and could be required to pay judgments or licensing fees.

     Although we believe that our Patents, proprietary software, services and products do not infringe on the intellectual property rights of others, we cannot prevent someone else from asserting a claim against us in the future alleging violations of their proprietary rights. In the ordinary course of our business, third parties may claim that our services infringe on their patent, copyright or trademark rights. Third parties making infringement claims may have significantly greater resources than we do to pursue litigation, and we cannot be certain that we will prevail in any infringement action.

     Infringement claims, whether with or without merit, could be time-consuming, distract management, result in costly litigation, delay the introduction of new products or services or require us to enter into royalty or licensing agreements. As a result of an infringement claim, we could be required to discontinue use of a specific technology, trade name or service mark. In these instances, it could be expensive for us to develop or buy replacement technology or market a new name. Consequently, whether justified or not, infringement claims could have a negative effect on our business, financial condition and results of operations.

     If we cannot keep up with changes in technology, we may be unable to attract and retain customers.

     The smart card and electronic loyalty business is in an early stage of its development and changes constantly and substantially. These changes include, among others: o rapid technological advances; o evolving industry standards in point-of-sale hardware; o changes in customer requirements; and o frequent new product introduction and enhancements.

To be successful, we must develop and use current technologies effectively and continue to satisfy customer needs on a timely and cost-effective basis. As we continue to implement our business plan, including our development program, we may not successfully keep up with the new products and technological advances of others. We cannot guarantee that potential customers will accept our products and technologies or that they will not choose to use our competitors' products and technologies. If we are unable to develop and market new products and product enhancements that achieve market acceptance on a timely and cost-effective basis, it could have a material adverse effect on our business, financial condition and results of operations.

         Competition in the electronic loyalty industry may prevent us from successfully implementing our business plan.

     We expect to face substantial and increasing competition in the electronic loyalty industry. To penetrate the market and compete successfully, we will have to respond promptly and effectively to technological changes. We will also have to respond to our competitors' innovations and provide low cost products. Some of our potential competitors will be likely to have greater name recognition and financial, marketing, service, support and technical resources than we will. As a result, our competitors may be able to respond more quickly than we will to new or emerging technologies or changes in customer requirements. They may also be able to devote greater resources to the development, promotion and sale of products than we will, either alone or through our strategic relationships. Further, the effect of competitive pricing pressures on the profit margins we anticipate may have a material adverse effect on our business, financial condition and results of operations. Our potential competitors may make acquisitions or establish alliances among themselves. These acquisitions or alliances could increase the ability of competitors' products to address the needs of our prospective customers and could have a material adverse effect on our ability to form strategic alliances in the future.

     If we provide software that is unreliable, we could lose customers and potential revenue.

     Computer software may contain known and undetected errors or performance problems. Many serious defects are frequently found during the period immediately following introduction of new software or of enhancements to existing software. Although we will attempt to resolve all errors we believe our customers would consider serious, no technology is error-free. Undetected errors or performance problems may be discovered after customers begin using our software. This could result in lost revenues or delays in customer acceptance and could be detrimental to our reputation, which could harm our business, operating results and financial condition.

     We will be exposed to the risk of product liability.

     The implementation of our business plan entails risks of product liability. We will seek to obtain product liability insurance, either alone or through our strategic relationships, but there can be no assurance that we will be able to obtain such insurance or, if we are able to do so, that we will be able to do so at rates that will make it cost effective. Any successful product liability claim made against us could substantially reduce or eliminate any economic return to us or our stockholders and could have a significant adverse impact on our future.

     If we become subject to service-related liability claims, they could be time consuming and costly to defend.

         Because our customers will use our products and services for applications such as data and customer information control, any errors, defects or other performance problems could result in financial or other damages to our customers. They could seek damages for losses from us, which, if successful, could have a material adverse effect on our business, operating results or financial condition. Although we intend for our agreements with customers to contain provisions designed to limit exposure to service-related liability claims, existing or future laws or unfavorable judicial decisions could negate this limitation of liability provisions. A service-related liability claim brought against us, even if unsuccessful, could be time consuming and costly to defend and could harm our reputation.

     Risks Related to our General Proposed Business

         If we are unable to retain our executive officers and attract key personnel, we may have to employ less qualified personnel and may experience high turnover costs.

     Our success depends on the continued contributions of our executive officers, particularly James A. Williams, our President and Chief Executive Officer, David J. Simon, Chairman, and Joe G. Coykendall, Senior Vice President and Chief Financial Officer. The loss or interruption of services of one or more of these persons could have a material adverse effect on our business, financial condition and results of operations.

     Our future financial results will also depend on our ability to attract and retain highly skilled technical, managerial and marketing personnel. Competition for qualified personnel is significant and intense and may intensify in the future. We compete for qualified personnel against numerous companies, including larger, more established companies with significantly greater financial resources than our own, and we have experienced and may continue to experience difficulty recruiting and retaining qualified personnel. If we are unable to hire and retain qualified personnel in the future, it could materially and adversely affect our business, financial condition and results of operations.

         If we are unable to manage our growth effectively, our business could suffer.

     Our future operating results will depend heavily on our ability to manage our business and make appropriate changes in the face of our anticipated growth and changing industry conditions. If we do not respond appropriately to growth and change, the quality of our services, our ability to retain key personnel and our business in general could be negatively affected. If we do not correctly predict our growth, our business, financial condition and results of operations could be negatively affected.

         There are certain rules applicable to our common stock as a "penny stock," and those rules may limit the liquidity and the resale of our common stock.

     The Securities and Exchange Commission, or SEC, has promulgated rules governing over-the-counter trading in penny stocks, defined generally as securities trading below $5 per share that are not quoted on a securities exchange or Nasdaq or which do not meet other substantive criteria. Under these rules, our common stock is currently classified as a penny stock. As a penny stock, our common stock is currently subject to rules promulgated by the SEC that impose additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to sale. Further, if the price of the stock is below $5 per share and the issuer does not have $2.0 million or more net tangible assets or is not listed on a registered national securities exchange or Nasdaq, sales of such stock in the secondary trading market are subject to certain additional rules promulgated by the SEC. These rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the broker-dealer and the salesperson working for the broker-dealer in connection with the transaction. These rules and regulations may affect the ability of broker-dealers to sell our common stock, thereby effectively limiting the liquidity of our common stock. These rules may also adversely affect the ability of persons who acquire our common stock to resell their securities in any trading market that may exist at the time of such intended sale.

     A large number of our shares are currently eligible for public sale, which could cause our share price to drop.

     Sales of a substantial number of shares of our common stock in the public market, or the prospect of those sales, could adversely affect the market price of our common stock. These sales or the prospect of these sales could also impair our ability to raise needed funds in the capital markets at a time and price favorable to us.

     As of September 30, 2001, there were approximately 78.8 million shares of our common stock issued and outstanding. We believe that approximately 61.0 million of those issued and outstanding shares are eligible for sale in the public market.

     Our stock price is subject to significant volatility.

         There is currently an extremely limited trading market for our common stock and there can be no assurance that any regular trading market for our common stock will develop or, if developed, will be sustained. The trading prices of our common stock could be subject to wide fluctuations in response to:


     o    quarter-to-quarter variations in our operating results;

     o    material announcements of technological innovations;

     o establishment of significant strategic partnerships by us or our competitors or providers of alternative products or services;

     o    terminations or other adverse changes in our strategic  relationships;
          and
     o    other events or factors, many of which are beyond our control.

     In addition, the stock market as a whole and our stock in particular have experienced extreme price and volume fluctuations. Such fluctuations are often unrelated to the performance of the related corporations. Our operating results in future quarters may be below the expectations of market makers, securities analysts and investors. In any such event, the price of our common stock will likely decline, perhaps substantially.

     We do not have a history of paying dividends and do not expect to do so in the future.

     We have not paid any cash dividends in the past. We do not plan to pay dividends on our stock in the future, even if we were to become profitable.
Earnings, if any, are expected to be used to expand our marketing efforts, further develop our products and services and fund requirements for general corporate purposes, rather than for dividends to holders of common stock.

     There are substantial options outstanding that may limit our ability to obtain financing in the future and that may be exercised when the effect would be to depress the market price of the common stock.

     We have issued and outstanding options to purchase up to an additional 16,129,941 shares of common stock at a weighted average exercise price of $0.23 per share. The existence of such options may prove to be a hindrance to future financing, and the exercise of options may further dilute the interests of the stockholders. The possible future resale of common stock issuable on the exercise of such options could adversely affect the prevailing market price of our common stock. Further, the holders of options and warrants may exercise them at a time when we would otherwise be able to obtain additional equity capital on terms more favorable to us.

     We may have incurred contingent liabilities in connection with our previous sales of common stock, in which we may have issued securities without an available exemption from registration under the Securities Act of 1933.

     Through December 31, 2001, we have issued an aggregate of approximately 66,442,000 shares of common stock for cash, services and other consideration, including an aggregate of approximately $5,730,000 from shares issued for cash, in reliance on exemptions from registration under the Securities Act of 1933. Unless the sales of the shares qualify for an exemption from registration, either pursuant to Regulation D promulgated under the Securities Act or otherwise, the investors would have the right to rescind their purchase of the common stock if they should desire to do so. Since compliance with exemptions from registration is highly technical and quite difficult, it is possible that if an investor should seek rescission, he or she would succeed. A similar situation prevails under state law in the states where the common stock may have been offered without registration in reliance on specific exemptions from registration that require compliance by us with stringent filing requirements or other conditions, some of which must be satisfied prior to making an offer in a specific state. If a number of investors were successful in seeking rescission, we would face their financial demands, which could have an adverse effect on the nonrescinding investors and us. Inasmuch as the basis for relying on exemptions from registration is factual, depending on the our conduct and the conduct of persons contacting prospective investors and making the offering, we have not received a legal opinion to the effect that any offer and sale of securities has been exempt from registration under any federal or state law. Instead, we have relied on the operative facts, as documented by us, as our basis for such exemptions. No investor has sought rescission or made a claim for damages. The applicable statutes of limitations under federal and state securities laws require that lawsuits seeking rescission be commenced within a specified time after the date of the sale or the investor's discovery of the violation. We cannot assure that the applicable statute of limitations would preclude investors from obtaining rescission should they choose to do so.

     We may also be subject to civil or other enforcement or remedial actions by federal and state authorities that, upon review, may conclude that an exemption from registration was not available for various transactions in which we offered and sold securities. We have not been advised of any inquiry or investigation by any federal or state securities agency, but we cannot assure that such investigation may not be initiated in the future. If such inquiry or investigation were to result in an agency determination that action should be brought against us, we may incur costs of investigating and defending our position. Any finding in an administrative action or court proceeding that we have violated the law would impose on us the obligation to disclose such violation and may impair our ability to seek financing in reliance on certain exemptions from registration under applicable federal and state securities laws.


                        ITEM 2. DESCRIPTION OF PROPERTIES

     Our offices are located at 740 East 3900 South, Second Floor, Salt Lake City, Utah 84107. Until March 2001, we owned the building jointly with other unrelated parties. At that time, we were unable to continue with our portion of payments for the building purchase, and we sold our share of the building to the other owners for forgiveness of our past-due payments and rent-free continued tenancy through September 2001. We are currently negotiating for a six-month lease that would take us through March 2002, at approximately $2,145 per month. We believe these offices, representing approximately 25% of the space formerly occupied, are adequate for our near term needs in the Salt Lake City area.

     Commencing in October 2001, we expect to begin transacting the majority of our business from executive offices in Southern California. We are currently negotiating for a potential site we believe would be adequate to meet our needs in the indefinite future.


                            ITEM 3. LEGAL PROCEEDINGS

     We are not a party to any material legal proceedings, and to our knowledge, no such legal proceedings have been threatened against us, except as follows:

Canopy Group, Inc.

     On March 24, 2000, a judgment against us was entered by the Third Judicial Court of Salt Lake County, State of Utah, in the matter Canopy Group, Inc. vs. IC One, Inc. (case no. 990911994CN), in which the Canopy Group sought collection of a $250,000 note, plus interest, attorney's fees and costs, due by IC One. On August 7, 2000, the court entered a satisfaction of judgment based on a settlement agreement reached between us and the Canopy Group. The settlement agreement called for us to pay the full amount of principal and interest due under the note. Under the settlement agreement, the Canopy Group bought 1,539,535 shares of common stock for the purchase price of $0.3666 per share, for an aggregate purchase price of $564,417, paid as follows: $250,000 paid by check and the balance of $314,417 paid by satisfaction of a judgment in that amount owed by us.

Joseph and John Diamond

     On October 11, 2000, two attorneys formerly employed by us, one of whom was legal counsel and chief financial officer and the other of whom was his son, filed suit in Los Angeles Superior Court, Los Angeles, California, alleging causes of action based upon misrepresentation, fraud, intentional interference with contractual relationship, intentional breach of contract, retaliation, breach of fiduciary duty of officers and directors, intentional violations of securities laws, and running a racketeering influenced corrupt organization and seeking actual damages aggregating approximately $2.2 billion plus punitive damages, costs and fees. Diamond Law Firm vs. Schimatic Cash Transactions

Network.com, Inc., et al., (Case No. LC053960). On November 15, 2000, we settled this matter with the issuance of 500,000 shares of restricted common stock and the payment of approximately $9,600.

Kennan Beckstrand

     On January 25, 2001, Kennan T. Beckstrand, a former employee, filed a Confession of Judgment in the Third Judicial District Court, Salt Lake City, Utah, against us for unpaid wages, benefits and related items, plus costs and attorney's fees in Kennan T. Beckstrand vs. Schimatic Cash Transactions Network.com, Inc., et al. (case no. 010900825). Following the entry of judgment against IC One on February 15, 2001, IC One paid $69,742 in satisfaction of this judgment.

Quint Star Management

     On August 30, 1999, Quint Star Management, Inc. initiated an action in the Third Judicial District Court, Salt Lake City, Utah, against IC One, Inc., Arthur D. Bennett and Peter J. Bennee, for unpaid rent and related charges, plus costs and attorney's fees, under the lease on our former principal executive offices in Salt Lake City, Utah. Quint Star Management, Inc. vs. IC One, Inc., Arthur D. Bennett, and Peter Bennee (case no. 990908764EV). Following the entry of judgment against IC One for $50,541.03 on December 7, 2000, IC One reached a payment arrangement under which we pay $5,000 per month, plus ongoing obligations under the lease.

Marilyn Grish

     On September 18, 2001, the Company was served with a summons and complaint for an action filed by Marilyn Grish in the Third Judicial District Court, Salt Lake County, Utah, entitled Grish v. SCHIMATIC Cash Transactions Network.com aka SCTN dba Smart Chip Technologies, Inc. fka IC One, Inc., civil no. 010907398, for breach of an independent contractor's contract and seeking unspecified damages.

James E. Biorge

     We are reviewing, with the advice of legal counsel, whether we have legal claims that may be asserted against James E. Biorge, a founder and officer and director of IC One at the time it was acquired in September 1999. At the time of such acquisition, we set aside in a special trust approximately 7.8 million shares of common stock to be used to resolve claims that may be asserted against IC One by persons claiming an interest in or claim against IC One as a successor-in-interest to the assets, operations and liabilities of CardOne, which Mr. Biorge had also been instrumental in founding and which had been involved in the initial development of the intellectual properties subsequently acquired by IC One before IC One was acquired by us. We believe that all or a portion of the 7.8 million shares then reserved to satisfy such claims, all of which have subsequently been used for such purpose, should properly be the responsibility of Mr. Biorge. On the basis of our previous assertion that we may make such a claim against Mr. Biorge and perhaps other reasons not known to us, Mr. Biorge has refused to accept certificates for 11,503,138 shares of common stock of the Company to which he would have been entitled to receive in exchange for his stock in IC One. We may pursue claims against Mr. Biorge and seek, among other relief, cancellation of all or a portion of all shares issued to him.

CardOne Development Company and CardOne Corporation

     At the acquisition of IC One in September 1999, 7,800,000 of the shares issued were placed in a separate trust account to address contingencies in case they arose as a result of IC One's acquisition from CardOne Development Company of intellectual property rights that had been licensed to CardOne Corporation, both organized by affiliates of IC One. IC One recognized that persons with claims against or interest in either CardOne Development or CardOne Corporation might assert claims against IC One. Subsequently, Richard T. Hauge, a founder, officer and director of CardOne Corporation, together with his associate, John
D. Hipsley, advised that they sought to protect the interest of persons having a claim against or interest in CardOne Corporation.

     On October 16, 2000, after evaluating the position of Messrs. Hauge and Hipsley, we entered into a Settlement, Release, Conveyance, and Covenant not to Sue with Mr. Hauge and CardOne Corporation. Under the agreement, we agreed to employ Mr. Hauge, and Mr. Hauge agreed to assist us in resolving claims against the CardOne entities, to convey to us his right, title, or interest to common stock, preferred stock and any other securities in the CardOne entities, to waive any further claim to any right, title, or interest in common stock, preferred stock and any other securities in the CardOne entities, to waive any indebtedness against the CardOne entities, to convey to us his interest, and disclaim any further interest, in the intellectual properties formerly held by the CardOne entities, and to deliver all books and records of the CardOne entities in his possession to us. Mr. Hauge, CardOne Corporation, and the Company further agreed to a complete mutual release of claims, waiver, and covenant not to sue.

     In December 2000, we also entered into a Settlement, Release, Conveyance, and Covenant not to Sue with John D. Hipsley, we agreed to employ Mr. Hipsley, and Mr. Hipsley agreed to waive any indebtedness against CardOne Corporation and CardOne Development Company and to disclaim any further interest in the intellectual property held by IC One, Inc. Mr. Hipsley and the Company further agreed to a complete mutual release of claims, waiver, and covenant not to sue.

     In July and August 2001, with the assistance of Messrs. Hauge and Hipsley, the trust issued the 7,800,000 shares held by it in consideration of waivers and releases from persons known to have had claims against or interests in either CardOne Development or CardOne. In the foregoing, no stock was issued to our executive officers, directors, other affiliates and founders or their respective affiliates, including Messrs. Hauge and Hipsley.

Utah State Tax Commission

     The State of Utah has filed tax liens against IC One for unpaid employee withholding taxes and related amounts aggregating approximately $57,000.

Other Creditors

     From time to time, we are threatened by creditors to initiate litigation to collect amounts owed by us and reported in our financial statements. In cases in which litigation is threatened or initiated, we seek to negotiate a settlement or forbearance agreement.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None.

                                     PART II


                        ITEM 5. MARKET FOR COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

     Since October 1998, our common stock has been traded in the over-the-counter market and was quoted on the Over-the-Counter Electronic Bulletin Board until March 2000. Thereafter, it has been quoted in the Pink Sheets published by Pink Sheets, LLC, under the symbol "SCTN." The trading volume of the common stock is limited. This limited trading volume creates the potential for significant changes in the trading price of the common stock as a result of relatively minor changes in the supply and demand. It is likely that trading prices and volumes for the common stock will fluctuate in the future, without regard to our business activities.

     The following table sets forth the high and low closing bid quotations for our common stock as reported on the Over-the-Counter Electronic Bulletin Board or Pink Sheets, as appropriate, for the periods indicated, based on interdealer bid quotations, without markup, markdown, commissions or adjustments, which may not reflect actual transactions:

                                                                                     High                 Low
                                                                               -----------------    -----------------
2001
    Quarter ending December 31 (through October 11)                                 $0.280               $0.210
    Quarter ended September 30.........................................              0.230                0.160
    Quarter ended June 30..............................................              0.280                0.140
    Quarter ended March 31.............................................              0.328                0.165

2000
    Quarter ended December 31..........................................              1.050                0.230
    Quarter ended September 30.........................................              1.750                0.290
    Quarter ended June 30..............................................              2.250                1.281
    Quarter ended March 31.............................................              3.938                0.875

1999
    Quarter ended December 31..........................................              4.125                0.875
    Quarter ended September 30.........................................              4.250                2.752
    Quarter ended June 30..............................................              2.752                0.472
    Quarter ended March 31.............................................              3.931                0.635

         As of the date of this filing, we had approximately 870 stockholders of record.

Penny Stock Regulations

     Our stock is presently regulated as a penny stock and broker-dealers will be subject to such regulations that impose additional requirements on us and on broker-dealers that want to publish quotations or make a market in our common stock. See Item 1. Description of Business: Risk Factors: Risks Related to our General Proposed Business--There are Certain Rules Applicable to our Common Stock as a "Penny Stock," and those Rules May Limit the Liquidity and the Resale of our Common Stock.

Dividend Policy

     We have never paid cash dividends on our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to use any future earnings primarily for the expansion of our business.

Transfer Agent

     Our registrar and transfer agent is Standard Registrar and Transfer Agency, 673 Bluebird N.E., Albuquerque, New Mexico 87128, telephone number (505) 828-2839.

Recent Sales of Unregistered Securities

     During the fiscal year ended December 31, 2000, we issued securities without registration under the Securities Act of 1933 on the terms and circumstances described in the following paragraphs.

     Unless otherwise indicated, all transactions were the result of arm's-length negotiations. Transactions involving the issuances of stock to persons who, at the time of such transactions, were either executive officers, directors, principal stockholders, or other affiliates are noted. In each case of the issuance of stock to affiliates, unless otherwise noted, such affiliates purchased stock on the same terms at which stock was sold to unrelated parties in contemporaneous transactions, and such transactions were approved unanimously by the disinterested directors.

     Certificates for all shares issued in the following transactions bore a restrictive legend conspicuously on their face and stop transfer instructions were noted respecting such certificates on our stock transfer records, except as expressly noted in the case of the issuance of securities under compensatory benefit plans in reliance on Rule 701 promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as noted below.

     Acquisition of IC One, Inc.

     Effective September 16, 1999, we acquired IC One in exchange for common stock. The market price for our common stock on such date was approximately $3.94 per share. At various times during the period following the acquisition of IC One, errors in the share registry for IC One were discovered. We assumed the responsibility for issuing equivalent Company shares of restricted common stock in accordance with the acquisition exchange ratio of 0.7589 shares of Company stock for each share of IC One stock to correct such errors. As a result, we issued an aggregate of 274,438 and 76,527 additional shares in 2000 and 2001, respectively, to various IC One stockholders who were able to prove their entitlement, including 16 additional persons whose names did not appear on the IC One stockholder list at the time of the acquisition. The transaction was approved by IC One stockholders following written notice of a meeting with related solicitation statement. At the stockholder meeting to approve the transaction, officers and directors of both the Company and IC One provided detailed business and financial information about the respective companies as well as the terms of the transaction. Stockholders were advised both orally at the meeting and in writing that the shares of restricted common stock of the Company to be issued in the transaction constituted "restricted securities" under the Securities Act. All certificates for common stock issued in this transaction bore a restrictive legend, and stop transfer instructions were placed with the transfer agent against transfer of the securities. The offering was limited to the stockholders of record of IC One, and no form of general solicitation or advertising was employed. No underwriter participated.

     2000 Sales for Assets, Services or Cash

     Miscellaneous

     On January 4, 2000, 8,000 shares of restricted common stock were issued as the purchase price for $6,800 in capital equipment, or $0.85 per share. On such date, the market price for the common stock was approximately $1.00 per share.

     On January 4, 2000, a former Schimatic Technologies stockholder returned 286,267 shares of restricted common stock based on an agreement. The shares were canceled and returned to the status of authorized and unissued stock.

     Services

     From February 3 to November 14, 2000, we issued 628,620 shares of restricted common stock to 23 persons, including 16 accredited investors, in exchange for financial, technical and management services, with a total value of $432,628, or $0.68 per share, equal to 85% of the trading price of the common stock at the times of the individual transactions. Between such dates, the trading price of the common stock ranged between approximately $2.00 and $0.21 per share. The offering was limited to, and each of the persons receiving stock in the foregoing transactions was, one or more of the following: a regular employee/consultant, an existing stockholder, or a family member or personal or business associate of an affiliate. Each was able to bear the financial risk of the investment. Each transaction was negotiated by one or more of our executive officers. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients acknowledged in writing that they were receiving restricted securities and consented to a legend on the certificates issued and stop transfer instructions with the transfer agent.

     In April 2000, we issued an aggregate of 17,500 shares of restricted common stock to two key employees as a retention incentive. Both employees were engaged in administrative, technical, legal, marketing or financial functions within the Company and were fully aware of our business and financial condition and related risks. The trading price of the common stock at the time of the transaction was approximately $0.60 per share. The recipients acknowledged in writing that they were receiving restricted securities and consented to a legend on the certificates issued and stop transfer instructions with the transfer agent.

     Loan Repayments

     On May 1, 2000, we entered into an agreement with the Canopy Group, Inc. to issue 1,539,535 shares of restricted common stock in consideration of satisfaction of a $314,417 judgment and an additional $250,000 cash investment, or $0.37 per share. The judgment related to a claim for collection of the obligation due under a $250,000 promissory note in default. On the date of this settlement, the market price for the common stock was approximately $0.60 per share. This venture capital investor was provided with and had access to full business and financial information about us and negotiated the transaction with our principal executive officers.

     Between October 27 and December 11, 2000, we issued an aggregate of 135,529 shares of restricted common stock to three persons, each of whom was an accredited investor, as payment of $72,083 in interest accrued on outstanding loans to us, or an average of $0.50 per share. At the time of the foregoing transactions, the market price for the common stock ranged between $0.40 and $0.82 per share. The recipients acknowledged in writing that they were receiving restricted securities and consented to a legend on the certificates issued and stop transfer instructions with the transfer agent.

     Cash Sales

     During 2000, we issued and sold an aggregate of 3,006,617 shares of restricted common stock for cash of $1,926,397, or an average of approximately $0.64 per share, to 107 accredited and one nonaccredited persons. During such period, the market price for the common stock ranged between approximately $2.00 and $0.21 per share. The offering was limited to, and each of the persons receiving stock in the foregoing transactions was, one or more of the following: a regular employee/consultant, an existing stockholder, a family member or personal or business associate of an affiliate, an employee, or a then-current stockholder. Each of the 108 persons approached the Company regarding the investment. Each was able to bear the financial risk of the investment. Each transaction was negotiated by one or more of our executive officers. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients acknowledged in writing that they were receiving restricted securities and consented to a legend on the certificates issued and stop transfer instructions with the transfer agent.

     Litigation Settlement

     On November 15, 2000, we settled a lawsuit initiated by two attorneys formerly employed by us, one of whom was legal counsel and chief financial officer and the other of whom was his son, with the issuance of 500,000 shares of restricted common stock, 270,000 shares of which were issued as of March 1, 2000, the date on which they were originally issuable by agreement, and 230,000 shares of which were issued as of the November 1, 2000, the date on which we agreed to the terms of the settlement. The approximate price of the common stock was $3.125 on March 1, 2000, $0.63 on November 1, 2000, and $0.36 on November 15, 2000. Because of the professional training, positions and responsibilities with us, relationships with executive officers and between themselves, and bargaining position, the recipients of stock in this settlement were fully appraised of our business and financial condition and had received or had access to all information about us. The recipients acknowledged in writing that they were receiving restricted securities and consented to a legend on the certificates issued and stop transfer instructions with the transfer agent. Certificates for the foregoing shares were issued in March 2001, when the market price was approximately $0.25 per share.

     Simon Option Exercise

     On April 28, 2000, David J. Simon, executive officer, director, founder and accredited investor with full access to information about us, elected to exercise options to purchase 1,152,260 shares of common stock for $170,000, or $0.15 per share, but rescinded such election on December 11, 2000.

     Stock to Directors

     Beginning in November 1999, all members of the board of directors, including employees, became entitled to receive 5,000 shares of our restricted common stock for each month during which they serve as a director. Under this arrangement, we accrued the issuance of 20,000 shares in 1999, 265,000 shares in 2000, and 50,000 shares in 2001 through March 2001 to directors. Since March 2001, we have continued to accrue shares to each director at the rate of 5,000 shares per month, except for Paul Christensen, who receives 10,000 shares per month. Each of such directors was an accredited investor with full access to all of the information about us that registration would disclose. All certificates bore a restrictive legend and stop transfer instructions were noted on our stock transfer records.

Issuance of Limited Recourse Promissory Notes Convertible into Common Stock

     Between September 2000 and September 30, 2001, we have issued $1,119,000 in aggregate principal amount of limited recourse promissory notes convertible into our common stock. Of this amount, $235,000 was issued by December 31, 2000. Net proceeds from the sale of these notes are to be used for specific continuing operating requirements and not to pay past due liabilities. The convertible notes bear monthly interest payable in additional shares of common stock computed based on the then-market price for the common stock in the over-the-counter market. The convertible notes are redeemable at our option, unless the investor elects to convert all or any part of the principal amount of the convertible notes into additional shares of common stock. The stated interest on the convertible notes represents 1,190,000 shares of common stock, issuable monthly, subject to adjustments due to reductions in the market price for our common stock below $0.20 per share. In certain cases, we have agreed not to redeem the convertible notes until such time as the investors have the right to convert their interest and principal into an agreed minimum number of shares. Holders of $843,000 in principal amount of the convertible notes have agreed to convert the notes into common stock on the occurrence of specific events. We estimate that the issuance of shares for the principal of and accrued interest on the notes will result in the issuance of a minimum of 11,190,000 shares of common stock.

     The offering was limited to, and each of the persons purchasing notes in the foregoing transactions was, one or more of the following: a regular employee/consultant, an existing stockholder, or a family member or personal or business associate of an affiliate, an employee, or a then-current stockholder. Each was able to bear the financial risk of the investment. Each transaction was negotiated by one or more of our executive officers. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients acknowledged in writing that the notes constituted restricted securities and that any stock received on conversion would constitute restricted securities and consented to a legend on the certificates to be issued and stop transfer instructions with the transfer agent.

         A notice on Form D was filed with the Securities and Exchange
Commission.

Options

     Grants

         We have granted options as follows:

                                                                                          Exercise Price
                                                                                ------------------------------------
                                                                  Number
             Name               Effective Date    701(1)        of Shares          As Granted      As Repriced(2)
             ----               --------------    ------        ---------          ----------      --------------

Officers and Directors
    James A. Williams             09/06/2000                       800,000              0.48
                                  04/04/2000        Yes            250,000              0.48             0.128
                                  03/01/2000                     2,250,000              0.48             0.128

    Joe G. Coykendall             05/01/2000                       500,000              0.48             0.128
                                  05/01/2000                       500,000              0.48             0.128
                                  05/01/2000                       500,000              0.64

    Peter J. Bennee               09/06/2000                       120,000              0.48
                                  01/13/2000        Yes            600,000              0.48             0.128

    Paul E. Christensen           01/13/2000        Yes            100,000              0.48             0.128

    Richard T. Hauge              04/04/2000                       100,000              0.48             0.128
                                  08/16/2000                     2,000,000              0.48
                                  08/16/2000                     1,000,000              0.40             0.128

    John D. Hipsley               04/04/2000                       100,000              0.48             0.128
                                  08/16/2000                     1,400,000              0.48
                                  08/16/2000                       100,000              0.48             0.128
                                  08/16/2000                       500,000              0.40             0.128

    Philip J. Voelker             10/16/2000                       700,000              0.48             0.128
                                  10/16/2000                       500,000              0.36

    Donna M. Kreutz               01/13/2000        Yes            200,000              0.48             0.128
                                  04/04/2000                       100,000              0.48
                                  04/04/2000        Yes             50,000              0.48

Other Employees                      2000                          928,333(4)      $0.48-0.80
(11 persons)

-------------------------------------

(1)  Issued with reliance on Rule 701.
(2) Options originally granted by R & D Technology to purchase 2,000,000 shares at $0.50, which is the equivalent to options to purchase 6,778,000 shares of the Company at $015 after giving to the exchange ratio applicable to the R & D acquisition and to our stock dividend.
(3) In July 2001, our chairman of the board of directors, David Simon, agreed to cancel options to purchase 1,778,000 shares held by him.
(4) In an effort to provide incentives for management and employees to continue with us, in July 2001, the board of directors approved a plan reducing to $0.128 per share the exercise price of options to purchase 12,428,333 shares held by officers, directors and other employees of the Company, provided that those options were exercised immediately. The exercise prices for the old options ranged from $0.1475 to $0.48 per share, with a weighted average exercise price of $0.347 per share.

     Exercises

     In July 2001, all officers and employees offered the repriced options exercised their options to purchase an aggregate of 12,428,333 shares with the delivery of nonrecourse promissory notes with an aggregate principal balance of $1,335,827, after crediting Mr. Simon $255,000 against the exercise price of his options resulting from the cancellation of our indebtedness to him. In consideration of the requirement that the options be exercised immediately, we authorized the payment of the exercise price by the execution of nonrecourse promissory notes in the principal amount of the full purchase price. The notes are due no later than December 31, 2004, and provide that the maker of the note is required to repay principal only from proceeds from the sale of the stock issued. Stock issued for options exercised in consideration of the notes is being held by us as collateral for the note. If a note is not repaid at or before maturity on December 31, 2004, the subject shares would be returned to us for cancellation, and the related note would become null and void.

     Exemption for Offers and Sales Pursuant to Compensatory Benefit Plans Pursuant to Rule 701

     The options noted were granted in reliance on the exemption from registration set forth in Rule 701 for certain compensatory benefit plans and contracts relating to compensation, to certain Company-related individuals. Each person receiving this compensation was a past or present employee, director, officer, family member, consultant or advisor. We made the offers and sales pursuant to written compensatory benefit plans delivered to the investors. In each fiscal year, less than the maximum allowable amount of $1,000,000 or 15% of the outstanding amount of the class of securities was offered and sold in reliance on this section. In no fiscal year have we exceeded the $5,000,000 annual limit that would trigger additional disclosure obligations to the investors. We also rely on the exemption from registration provided in Section 4(2) for these offers and sales as noted below.

Exemptions from Registration

     Except as expressly otherwise stated above, each of the above transactions was effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act as transactions not involving any public offering. In each case, the offering was limited and without any general solicitation, there were a limited number of investors, and the investors were sophisticated relative to an investment in us and able to bear the economic risks of their investment. Each transaction was negotiated with an officer of the Company to answer questions from the investors and provide additional material information requested, to the extent it could be provided without unreasonable effort or expense. The investors had access to material information of the kind that registration would provide. All certificates contained a restrictive legend and stop transfer instructions were placed against transfer of the certificates in the absence of registration or an available exemption.


        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     You should read the following discussion and analysis in conjunction with our consolidated financial statements included in this filing. The following information contains forward-looking statements. See Special Note about Forward-Looking Information. Our activities are subject to significant risks. See Item 1. Description of Business: Risk Factors.

         The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our financial condition. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Historical Results

     Results of Operations

     We have been in a development stage during the period since inception.  See
Note 1 of Notes to Consolidated Financial Statements for a discussion of the reverse merger accounting. Our results of operation reflect the operating history of IC One, Inc. for periods prior to the time IC One, Inc. was acquired in September 1999. From our inception until December 31, 2000, we incurred ordinary expenses of $22,302,033, including $6,258,704 for research and development leading to creation of our patents, software and intellectual property. Of the $22.3 million of expenses, approximately $10.9 million represents the value of compensation for services or interest expense paid in kind with common equity. The balance of the expenses was funded through the sale of securities and through increases in liabilities.

     During 2000, we incurred total expenses of $8,078,013, compared to $6,323,412 in 1999. The year 2000 expenses include approximately $3,568,000 of noncash expense related to accounting for stock option compensation, which did not occur in 1999. Comparable other expenses excluding the stock option compensation were $4,510,000 in 2000, down 29% from 1999. During the period following acquisition of IC One, we have succeeded in scaling back our incurred expenses. At the current time, we are operating at a level that will require approximately $250,000 per month, including minimum amounts of reduction in the current liabilities of our subsidiary, IC One, Inc.

     Current Liabilities and Debt Reduction Plan

     We  have  experienced  severe  cash  shortages  and  inability  to pay  our obligations on a timely basis. Through December 31, 2000, we had incurred approximately $4,082,000 of unpaid current liabilities, including $1,970,000 payable to IBM and $1,034,000 owed to officers or directors of the Company. Since December 31, 2000, we have reached negotiated settlements to reduce liabilities by a total of $2,020,000, including certain amounts accrued after December 31, 2000. See below and Note 16 of Notes to Consolidated Financial Statements for an additional description of these transactions. We estimate that, at the date of filing of this report, current liabilities total approximately $2,732,000, including approximately $1,200,000 payable to IBM and $293,000 owed to officers or directors. The remaining approximately $1,239,000 of current liabilities are to vendors and other unaffiliated creditors. Substantially all of this amount is past due.

     External Funding

     We have been able to raise capital through the issuance of our common stock and convertible debt securities through private placements. During 2000, we raised approximately $3,092,000 from the issuance of securities, including the value of goods and services obtained (other than stock option compensation amounts) and the amounts of debt and associated interest expense paid by the issuance of common stock. Cash proceeds from the sale of securities totaled approximately $2,161,000.

     Since December 31, 2000, we have issued, in exchange for cash, an additional $884,000 aggregate principal amount of limited recourse promissory notes, convertible into common stock. The convertible notes bear interest payable in additional shares of common stock and have no mandatory repayment requirements.

Plan of Operation

     Business Development

     Our plan of operation focuses primarily on the continued building of business and marketing alliances and revenue channels for our intellectual property and products as more fully described in Part I. Item 1. Description of Business. We will also actively commence increased marketing efforts with specific customers including smart-card issuers, providers of payments acquiring services and providers of hardware and software products to the industry. We will actively continue our program of integrating and licensing our software products with other applications related to electronic payments. Successful completion of contracts for the delivery of software products will require additional development resources (see Product Development Program below). Our business plan anticipates a very substantial increase in the demand for software products and services related to the use of smart-chip devices in electronic payments. At the same time, the use by electronic payments providers of smart-chip devices will increasingly come within the bounds of our patented intellectual property. We believe this will provide substantial opportunity for intellectual property licensing revenues commencing in early 2002.

     In summary, we project substantial expansion of smart-card loyalty programs in North America starting in late 2001 or early 2002 that we hope will enable us to complete new marketing and licensing arrangements that may lead to revenue during 2002. We do not expect, however, that these arrangements would result in revenues sufficient to cover operating costs prior to late 2002 or later.

     We believe that in order to adequately pursue our plan of operation and meet our business and software development needs, we would need to hire up to 20 new employees in the year 2001. Our ability to obtain such people depends on our ability to obtain necessary capital. We do not expect to purchase or sell any material plant or equipment in the foreseeable future. See Notes to Consolidated Financial Statements-Subsequent Events regarding the sale of our interest in a real estate joint venture acquired in 1999.

     Product Development Program

     We believe our software and systems technologies are developed to the point where they are readily adaptable to market applications. Further development, with the exception of the integration of loyalty with payments processing, has been delayed pending further definition by market and process alliances. The development program as it continues is anticipated to be partly co-funded by venture partners based on carefully defined cost/revenue sharing models and, in some cases, by the issuance of common stock. We are continuing our development program, in particular for the integration of loyalty with payments processing. Of the $10 million of new capital required as described below, as much as $5.0 million would be expected to be expended for the further development of technology, associated patents and for the integration of application software into customer requirements. To the extent that such development can be funded in part by venture or alliance partners, this development budget would be reduced.

     Financing Program

     Internal sources of liquidity would include cash flow resulting from business developed through current or future marketing agreements and through the licensing of our Patents. Prior to the time when we have sufficient internally generated funds, we expect to raise funds through the sale of additional securities or through strategic alliances or joint venture arrangements with established companies in order to meet such needs. We cannot assure that we will be able to complete such sales of securities or arrangements.

     We estimate that we will require as much as $10 million of funds over the next 12 months in order to satisfy our liabilities and to meet operating cash needs, including research and development expenses and other operating expenses as contemplated by our plan of operation. We estimate that continuation of operations at their current level, without the expansion and further development contemplated by the plan of operation and without fully satisfying current liabilities, would require approximately $3.0 million over the next 12 months.

     We are actively seeking to obtain through private placement of equity and or debt securities at least $10 million of additional capital.

     Investment Banking Group Retained

     We have retained WestPark Capital Partners, LLP, or WestPark, as a business and financial advisor. WestPark, with offices in California and Hong Kong, will advise us on organizational and financial matters and will assist us in pursuing necessary financing and strategic/financial relationships leading to obtaining capital as described above. Over the next few months, we expect to evaluate and possibly pursue a small number of selected business combination or joint venture alternatives identified by WestPark that involve established companies with business interests that are related to or strategic to our business.

     Following its engagement, WestPark advised that pursuing these possible funding/joint venture arrangements may require reorganization of our operations, including the possible creation of an operating subsidiary. WestPark also identified the need for us to substantially reduce our liabilities, to provide improved incentives in order to attract and retain critical management resources during the period prior to the time when we achieve adequate funding for our operations, and to create a new context and marketing image for our smart-card-based loyalty systems. Most of these recommendations have been or are being implemented.

Going Concern

     As noted in Note 2 of Notes to Consolidated Financial Statements, the substantial amount of current liabilities, the absence of revenues in the near term and the need for substantial amounts of capital necessary for our plan of operation, collectively, raise doubt about our ability to continue as a going concern.

     Management's plans with respect to these matters include continuing to restructure or renegotiate current liabilities, the issuance of additional debt or equity securities in order to raise additional funds and ultimately developing a viable business. In the event we are unable to raise necessary funds from external sources, we will seek additional forbearance agreements, continue to defer executive employee compensation and seek to obtain necessary services through the issuance of common stock. Management expects to incur additional losses for the foreseeable future. We have implemented severe cost-cutting measures. We will also rely increasingly on strategic alliances with others who might assume responsibility for financing specific required development tasks; thus, reducing our financial requirements for the exploitation of our intellectual properties.

     Based on the rapid advancement of the smart-chip-based electronic payments industry, the financial and operating plans described above and our successful plan to reduce by negotiation our current liabilities, we believe that we are a going concern.

                          ITEM 7. FINANCIAL STATEMENTS

     Our financial statements, including the auditors' report, are included beginning at page F-1 immediately following the signature page of this report.


              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Executive Officers and Directors

     Our articles of incorporation provide for the election of the entire board of directors at each annual meeting of stockholders, with each director to serve until the next annual meeting and until such director's successor is elected and qualified. Officers are elected and serve at the pleasure of the board of directors.

     The following table sets forth the name, age and position of each of our current directors and executive officers:

          Name                 Age                                       Title
-------------------------  ------------  ----------------------------------------------------------------------

David J. Simon                 53        Chairman of the Board of Directors
James A. Williams              54        Director, President and Chief Executive Officer
Joe G. Coykendall              55        Director, Sr. Vice President, Treasurer/Chief Financial Officer
Peter J. Bennee                49        Director, Sr. Vice President and Secretary
Paul E. Christensen            60        Director
Richard T. Hauge               55        Sr. Vice President
John D. Hipsley                47        Sr. Vice President
Philip J. Voelker              53        Sr. Vice President
Donna M. Kreutz                55        Vice President

     The principal occupation, title and business experience of our executive officers and directors during the last five years, including the names and locations of employers, are indicated below.

     David J. Simon has been a director since November 1998 and Chairman of the Board since May 1999. He served as Chief Executive Officer from May 1999 until July 1999, and again from November 1999 until March 1, 2001. He served as President and Chief Executive Officer for R & D Technology, Inc., a Nevada company that he helped found, from its inception August 31, 1998, until it was acquired by us in November 1998. In all of Mr. Simon's employment in the past five years, he was involved in the architecture, design, development, maintenance and management of computer programs, software applications and systems. His career, including as an employee and as a consultant, has been involved with leading-edge computing technology and spanned many diverse industries including banking, healthcare, manufacturing, stock exchange and telecommunications. From May 1997 through August 1998, Mr. Simon served as a contract consultant to Perot Systems, where he was the technical lead for the development of management systems related to wholesale energy contracts by Southern California Edison Company. Prior to that and from September 1993, he served as a contract consultant to PacificCare Health Systems on leading large system implementation and research and development proof of concept projects. He also served as an employee or technical consultant and project lead for Pacific Stock Exchange, Bank of America, USWest Network System, Seattle First National Bank, Electronic Data Systems, and numerous U.S. government defense organizations.

     James A. Williams became a director in November 1999 and Chief Executive Officer in March 2001. He has more than 30 years experience in information technology management in the financial service and healthcare industries. His information systems experience encompasses the design, implementation and support of both large-scale, high-volume and distributed (client-server) transaction processing systems. From June 1993 until March 2000, he served as Chief Information Officer and Senior Vice President of one of the nation's leading healthcare services companies, PacifiCare Health Systems, Santa Ana, California. PacifiCare is a company with 8,900 employees, 3.7 million members and annual revenues of $10 billion, where he directed the activities of Systems Development, Data Center Operations, Voice and Data Telecommunications and Office Services. He also served as a member of PacifiCare's Senior Council, which set company direction. Other previous positions include senior information services posts with: Sanwa Bank, Los Angeles, California, June 1992 to June 1993; Security Pacific Bank, Los Angeles, California, April 1988 to June 1992; Citibank, Sioux Falls, South Dakota, April 1984 to April 1988; Merchants National Bank & Trust Company, Indianapolis, Indiana, December 1972 to April 1988; RCA Corporation, Indianapolis, Indiana, August 1966 to December 1972.

     Joe G. Coykendall joined us as Sr. Vice President and Chief Financial Officer in May 2000 and was appointed to the board of directors in July 2000. Mr. Coykendall has more than 25 years of experience in executive and financial management positions for corporations. Prior to joining us and following
September 1999, Mr. Coykendall served various clients as a consultant in corporation finance. From June 1998 through September 1999, he served as Manager and Chief Financial Officer of Camber Flight Simulation, L.C., a New Mexico-based manufacturer of computing hardware and software for complex flight training devices. He also served as a financial consultant to Air Safety International L.C., the parent company to Camber Flight Simulation, LC. From July 1995 through June 1998, he was Chief Financial Officer of AlphaMation Inc., a Salt Lake City manufacturer of simulation equipment. Mr. Coykendall served as Managing Director, a Member of the Management Committee and a corporate director of Financial Security Assurance, a New York City-based financial guaranty firm. Until 1989, he was a Sr. Vice President, Chief Financial Officer and a director of Tucson Electric Power Company, an Arizona utility company. He also served as President and Chief Executive Officer of a group of investment companies owned by Tucson Electric Company, Tucson, Arizona. Mr. Coykendall has served on the board of directors of numerous public companies, including Tucson Electric Power Company Inc., Financial Security Assurance, Inc., the Foothill Group, Inc., Tucson Resources Inc., Sierrita Resources Inc., the Arizona Commerce Bank, Inc., and Union Planters Bank, Inc.

     Peter J. Bennee is a co-founder of IC One, Inc. and, since its inception in February 1997, has served in various capacities including Corporate Secretary, Director and Senior Vice President. Since IC One's acquisition by us in
September 1999, Mr. Bennee has been Senior Vice President and Corporate Secretary. He also served as a director since November 1999. From November 1995 through February 1997, Mr. Bennee was Chief Executive Officer of The Regent Group, a Salt Lake City, Utah real estate company. From February 1993 until November 1995, Mr. Bennee was President of AlphaMation, Inc., a Salt Lake City-based manufacturer of entertainment and aviation simulation equipment, which he co-founded. Previously, Mr. Bennee was President and Chief Executive Officer of The Regent Group, in Honolulu, Hawaii, and Chairman and Chief Executive Officer of Hawaii Federal Mortgage Corporation, Honolulu, Hawaii, a commercial and residential mortgage brokerage company.

     Paul E. Christensen has been a director since September 1999. Prior to that, he served as a director of IC One, Inc. from April 6, 1999, until we acquired it in September 1999. Mr. Christensen has had over 30 years of real estate experience. From July 1995 until July 2001, Mr. Christensen has served as a Realtor for Prudential Realty Associates. In this position, he managed commercial and investment brokerage. He is currently the managing director of WESPAC Holdings L.C., a commercial real estate development and management company. He previously served as Vice President of Island Homes, one of the oldest residential real estate sales company in Hawaii for over ten years, and has specialized in all phases of commercial and residential real estate in the United States and around the world. Mr. Christensen has a Master's Degree in Accounting with a specialty in taxes from Brigham Young University in 1966.

     Richard T. Hauge joined is in January 2000 in his current capacity. Mr. Hauge has a long history in the development of the smart-card industry. Prior to joining us, Mr. Hauge was employed by CardOne Corporation, a company that he co-founded, from February 1993 through October 1996. From October 1996 until October 1999, Mr. Hauge was employed by SmartTrac, an affiliate of OSI Group Services U.K. Ltd., which he also co-founded. At SmartTrac, he was responsible for initiating several global electronic payment projects including Visa France, Visa Canada and the development of Asia Pacific. In September 1998, Mr. Hauge became Chief Executive Officer and Chairman of the Board of Directors of CardOne Corporation, positions he held until July 2001. Since 1993, he has also served as a representative for and/or consultant to numerous international smart-card projects. He is a member of the Board of Directors for the Advanced Card Technology Association in Canada.

     John D. Hipsley joined us in January 2000 in his current capacity. Prior to joining us and from September 1998, Mr. Hipsley served as Secretary/Treasurer and member of the board of CardOne Corporation, a company that he co-founded. He is also a co-founder of SmartTrac, a consultancy affiliate of OSI Group Services U.K. Ltd., a consulting services company. Mr. Hipsley served with SmartTrac as its Director of Strategic Planning from February 1996 until October 1999. He has been a consultant for international organizations including the Visa International Open Platform Group, a unit involved with creating standards for credit and debit card software platforms, where he was a contributor to the Visa Open Platform Guide published in March 1999. Mr. Hipsley is a barrister in Australia.

     Philip J. Voelker has over 25 years of experience in technical sales, marketing and client management. He joined us in October 2000 in his current capacity. Prior to that, he was Sr. Vice President of Sales for the Teleservices Division of First Data Corp. (FDC) in Omaha, Nebraska. FDC is the world's leading processor of credit and debit card transactions, supplying services to more than 260 million cardholders and 2 million merchant locations. As an executive of FDC Teleservices, Mr. Voelker was involved in many aspects of corporate operational planning, and annual and long-term strategic plan development. Mr. Voelker joined FDC in 1993 and held various management and marketing positions. Prior to joining FDC, Voelker has held other senior sales and marketing positions with Nortel, CCI and Honeywell.

     Donna M. Kreutz joined us as Vice President of Client Services in September 1999. Prior to joining us as an employee, she served us as a consultant to marketing and sales. From June through November 1998, she served as a consultant to R & D Technology, Inc., a company acquired by us in 1998. Ms. Kreutz was employed as principal business analyst by PacifiCare Health Systems, Santa Ana, California, from May 1994 to September 1995. In her career, she has had leadership roles in large-scale, complex implementations for the telephone, educational, healthcare and financial sectors in the application of technology in business environments working for Software Dynamics, PacifiCare Health Care Systems, Sequent Computer Systems, Tandem Computers and Computer Consoles, Inc., all in Southern California. While with Tandem, she successfully managed corporate and customer resources related to establishment of the largest relational database benchmark ever performed by the computer industry.

Compliance with Section 16(a) of the Exchange Act

We are aware that officers, directors and beneficial owners of 10% or more of our outstanding stock have not filed the required Forms 3, 4 and 5 pursuant to Section 16(a) of the Securities Exchange Act of 1934 following effectiveness of our registration statement on Form 10-SB on or about June 12, 2000.

     We believe there are 11 individuals who have been directors, officers or beneficial owners of 10% or more of any class of equity securities since June 12, 2000, and who, therefore, were required to file initial reports of stock ownership on Form 3. We believe that none of such individuals filed an initial report of stock ownership on Form 3, which were due for the first 10 individuals named in the table below on or about June 12, 2000, and for the last individual named in the table below, who became subject to the obligations in Section 16(a) of the Securities Exchange Act and was required to file on November 26, 2000. The table also sets forth the details indicated about delinquent filings of reports of changes in beneficial ownership on Form 4 for the period from June 2000 to December 31, 2000, to the best of the Company's knowledge:

                                                                                    Number of           Number of
          Reporting Person                            Status                     Required Forms 4      Transactions
          ----------------                            ------                     ----------------      ------------

James E. Biorge                       Principal Stockholder(1)                           0                    0
James A. Williams                     Director and Executive Officer                     7                    8
David J. Simon                        Chairman of the Board                              7                   14
Joe G. Coykendall                     Director and Executive Officer                     7                    7
Peter J. Bennee                       Director and Executive Officer                     7                    9
Paul E. Christensen                   Director                                           7                   13
Richard T. Hauge                      Executive Officer                                  3                    3
John D. Hipsley                       Executive Officer                                  3                    3
Donna M. Kreutz                       Executive Officer                                  1                    1
Joe Diamond                           Executive Officer                                  1                    1
Philip J. Voelker                     Executive Officer                                  2                    2

----------------------
(1) Based on shares owned of record by Mr. Biorge and a family trust and other affiliates. The Company has retained possession of certificates for 11,503,138 shares pending resolution of claims involving Mr. Biorge. See
     Item 11. Security Ownership of Certain Beneficial Owners and Management .

To the best of the Company's knowledge, no officer, director or beneficial owner has filed a Form 5 as a remedial filing, nor have there been any Form 5 filings from any of the above-mentioned individuals for any other disclosure purpose.

                         ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

         The following table sets forth for each of the years indicated the annual and long-term compensation earned by, awarded to or paid to each person who served as our chief executive officer during either 1999 or 2000 and by each of the four other highest paid executive officers whose compensation exceeded $100,000 in either of such years:

                                                                               Long Term Compensation
                                                                        -------------------------------------
                                          Annual Compensation                    Awards             Payouts
                                   -----------------------------------  --------------------------  ---------
                                                            Other       Restricted    Securities               All Other
                          Year                             Annual          Stock      Underlying     LTIP       Compen-
       Name and          Ended                 Bonus       Compen-       Award(s)      Options/     Payouts      sation
  Principal Position    Dec. 31    Salary ($)   ($)      sation ($)      (shares)      SARs (#)       ($)         ($)
----------------------- ---------  -----------------------------------  ------------  ------------  --------   -----------

James A. Williams...      2000      $107,500  $71,520(3) $6,424,680(4)         --     3,300,000       --             --
  President (CEO)(1)

David J. Simon......      2000       120,000   71,520(3)      6,615(5)         --            --       --             --
  President (CEO)(2)      1999        75,250   28,905(3)      2,205(5)

-------------------
(1) Served as chief executive officer since March 1, 2000.
(2) Served as chief executive officer between December 1, 1999, and February 28, 2000.
(3) Consists of the value of 5,000 shares of restricted common stock earned per month as director's fees, valued at the market price of the stock on the last trading date of the month earned.
(4) Consists of $8,430 in health insurance premiums paid by us and $6,416,250 for the amount by which the market price of the common stock exceeded the exercise prices of options to purchase an aggregate of 3,300,000 shares of common stock at $0.48 per share granted during 2000.
(5)  Consists of health insurance premiums paid by us.

Option/SAR Grants

         The following table sets forth information respecting all individual grants of options and stock appreciation rights ("SARs") made during 2000 and 1999 to the executive officers named in the summary compensation table above:

                                Individual Grants
---------------------------------------------------------------------------------------------------------------------
                                   % of Total
                                  Number of       Options/SARs
                                 Securities        Granted to
                                 Underlying        Employees
                                Options/SARs     During Fiscal      Exercise or    Market Price at
                   Name          Granted(#)            Year        Base   Price       Grant           Expiration Date
                                                                    ($/share)          Date
---------------------------------------------------------------------------------------------------------------------
2000
    James A. Williams                800,000(1)                       $0.48             $0.67           09/05/10
        President (CEO)              250,000                           0.48              0.94           04/01/10
                                   2,250,000(2)                        0.48              3.00           02/28/10
                                   ------------
           Total                   3,300,000          26.7%

    David J. Simon                        --          --                --               --                --
        President (CEO)

-----------------------
(1)  Options vest one third per year, commencing December 31, 2000.
(2)  Options vest one fourth each six months, commencing September 1, 2000.

Aggregate Option/SAR Exercises and Fiscal Year-End Option/SAR Values

     The following table sets forth information respecting the exercise of options and SARs during 2000 and 1999 by the executive officers named in the summary compensation table above and the fiscal year end values of unexercised options and SARs:

                                                                                 Number of
                                                                                 Securities          Value of
                                                                                 Underlying         Unexercised
                                                                                Unexercised        In-the-Money
                                                                               Options/SARs at     Options/SARs at
                                                                                 FY End (#)         FY End ($)
                                                                                Exercisable/       Exercisable/
                Name         Shares Acquired on           Value Realized        Unexercisable      Unexercisable
                              Exercise (#)

---------------------------------------------------------------------------------------------------------------------
2000
  James A. Williams                     --                 --                   3,300,000/--               --/--
                                                                                ------------          ------------
    President (CEO)


  David J. Simon                        --                 --                   6,778,000/--          $1,235,985/--
    President and Chairman

        In July 2001, we granted to executive officers and directors ten-year options to purchase an aggregate of 9,190,000 shares of common stock at $0.10 per share in consideration of the cancellation of an aggregate of $919,000 in amounts payable to them, including options to purchase 1,429,970 shares granted to James A. Williams in cancellation of $142,997 due him and options to purchase 2,055,000 shares granted to David J. Simon in cancellation of $205,500 due him. As of the date of the foregoing adjustments, the closing price for our common stock was $0.16.

         In July 2001, our chairman of the board of directors, David J. Simon, agreed to cancel options to purchase 1,778,000 shares held by him.

     In an effort to provide incentives for management and employees to continue with us, in July 2001, the board of directors also approved a plan reducing to $0.128 per share the exercise price of options to purchase 12,428,333 shares, consisting of 11,950,000 shares held by officers and directors and 478,333 shares held by other employees of the Company, provided that those options were exercised immediately. The exercise prices for the old options ranged from $0.1475 to $0.48 per share, with a weighted average exercise price of $0.347 per share. This repricing reduced the exercise price of options held by James A. Williams to purchase 2,500,000 shares at $0.48 per share and by David J. Simon to purchase 5,000,000 shares at $0.15. As of the date of the foregoing adjustments, the closing price for our common stock was $0.16.

     All officers, directors and employees offered the repriced options exercised their options to purchase an aggregate of 12,428,333 shares with the delivery of nonrecourse promissory notes with an aggregate principal balance of $1,335,827, after crediting Mr. Simon $255,000 against the exercise price of his options resulting from the cancellation of our indebtedness to him. In consideration of the requirement that the options be exercised immediately, we authorized the payment of the exercise price by the execution of nonrecourse promissory notes in the principal amount of the full purchase price. The notes are due no later than December 31, 2004, and provide that the maker of the note is required to repay principal only from proceeds from the sale of the stock issued. Stock issued for options exercised in consideration of the notes is being held by us as collateral for the note. If a note is not repaid at or before maturity on December 31, 2004, the subject shares would be returned to us for cancellation, and the related note would become null and void.

Compensation to Directors

     Beginning in November 1999, all members of the board of directors, including employees, became entitled to receive 5,000 shares of our restricted common stock for each month during which they serve as a director. Under this arrangement, we accrued the issuance of 20,000 shares in 1999, 265,000 shares in 2000, and 50,000 shares in 2001 through March to directors and issued certificates for all of such shares in March 2001, when the market price for the stock was approximately $0.205 per share. Since March 2001, we have continued to accrue the obligation to issue 5,000 shares per month to each director, other than Paul Christensen, who receives options to purchase 10,000 shares per month.

Employment Contracts, Termination of Employment Arrangements and Change of Control Arrangements

     Mr. Williams, in addition to other executive officers not named above, has an employment contract that provides for minimum payments of up to two times his base salary and the immediate vesting of unvested stock options in the event of involuntary termination. The contract also calls for vesting of unvested stock options in the event of a change of control defined to include a merger or consolidation in which an entity acquires in excess of 20% of the Company, a sale of all or substantially all of our assets and other events.

     Mr. Simon is paid a salary of $150,000 per year under an oral arrangement to replace a written agreement with a new agreement containing substantially the same terms as the agreement with Mr. Williams.

                     ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of September 30, 2001, the name, stockholdings and address of each person who owns of record, or was known by us to own beneficially, 5% or more of the 78,799,167 shares of common stock then issued and outstanding and the name and stockholdings of (1) each director, (2) each person named as an executive officer in the summary compensation table who is not now a director, executive officer or principal stockholder, and (3) all executive officers and directors as a group. Unless otherwise indicated, all shares consist of common stock and all such shares are owned beneficially and of record by the named person or group:

                 Name of Person or Group                    Nature of Ownership        Amount       Percent(1)
-----------------------------------------------------------
Principal Stockholders:
-----------------------------------------------------------
  James E. Biorge.......................................     Common Stock             12,464,488(2)   15.8%
                                                                                      -------------
    888 Heartwood Circle
    Fruit Heights, Utah  84037

  David J. Simon........................................     Common Stock(3)           4,092,839       5.2
    740 E 3900 S, No. 300                                    Exercised Options(4)      3,007,789       3.8
    Salt Lake City, Utah  84107                              Options(3)                2,113,594       2.6
                                                                                       ---------
                                                                                       9,214,222      10.5

  James A. Williams.....................................     Common Stock                110,000       *
    740 E 3900 S, No. 300                                    Exercised Options(4)      2,500,000       3.2
    Salt Lake City, Utah  84107                              Options                   2,229,970       2.8
                                                                                       ---------
                                                                                       4,839,970       5.8

Directors:

  David J. Simon........................................             ----------See above----------

  James A. Williams.....................................             ----------See above----------

  Joe G. Coykendall.....................................     Common Stock                 35,000       *
                                                             Exercised Options(4)      1,000,000       1.3
                                                             Options                   1,962,500       2.4
                                                                                       ---------
                                                                                       2,997,500       3.7

  Peter J. Bennee.......................................     Common Stock(5)           2,165,065       2.7
                                                             Exercised Options(4)        600,000       *
                                                             Options                   1,169,500       1.5
                                                                                       ---------
                                                                                       3,934,565       4.8

  Paul E. Christensen...................................     Common Stock(6)           1,470,000       1.9
                                                           Exercised Options(4)          100,000       *
                                                                                      ----------
                                                                                       1,330,122       2.0

 All Executive Officers and Directors as a Group
      (9 persons):......................................     Common Stock              8,344,469      10.6
                                                             Exercised Options(4)      9,957,789      12.6
                                                             Options                  15,220,564      16.2
                                                                                      ----------
                                                             Total                    33,522,822      29.8
-----------------------------------------------------------

 *   Less than 1%.
(1) Calculations of percentages of ownership for each person or group assumes the exercise of options held by that person or group to which the percentage relates, including options not yet fully vested.
(2) Includes shares in the names of Mr. Biorge's family trust and other affiliates. We have retained possession of certificates for 11,503,138 shares pending resolution of claims involving Mr. Biorge. See Item 3. Legal Proceedings.
(3) Includes 954,220 shares owned by trusts for the benefit of children. Also includes 314,730 shares and options to purchase 58,594 shares not in Mr. Simon's name, but over which he may be deemed to share voting and dispositive power, although Mr. Simon disclaims beneficial ownership of such options and shares.

(4) Consists of shares issued on the exercise of options, with the exercise price payable pursuant to a nonrecourse promissory note and with the stock held by us pending payment of the note on or before December 31, 2004, at which any unpaid shares and any balance due on the notes will be canceled. See Item 10. Executive Compensation: Aggregate Options/SAR Exercises and Fiscal Year-End Options/SAR Values.
(5) Includes 2,090,065 shares not in Mr. Bennee's name but over which he may be deemed to share voting and dispositive power.
(6) Includes 570,000 shares in the name of Mr. Christensen's spouse, over which he may be deemed to share voting and dispositive power and 500,000 shares being purchased at $1.38 per share pursuant to a nonrecourse promissory note payable from the net proceeds from the sale of such shares, but in any event by June 30, 2002, in which case the unpurchased shares and the unpaid balance of the note will be canceled.


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company, including its subsidiaries and predecessors, Schimatic Technologies, Inc., or STI, R & D Technology, Inc., or R & D, and IC One, Inc. have entered into the following transactions with persons who were then executive officers, directors, principal stockholders or founders, who either alone or with others took the initiative in founding or organizing our business or who received 10% or more of the our stock or stock sales proceeds in consideration of property or services. The terms of the following transactions between related parties were not determined as a result of arm's-length negotiations.

Company Founder Eric P. Littman

     On November 8, 1999, we issued to Eric P. Littman, sole director, officer and founder of our Company when it was known as Apple Tree Capital Corp., 175,000 shares of restricted common stock as reimbursement for $150,000 in costs associated with our acquisition in 1998 of STI and R & D Technology. The shares were issued in agreed reimbursement for $150,000 in such costs, or approximately $0.86 per share; on such date, the approximate market price for the common stock was $2.75 per share.

Schimatic Technologies, Inc.

     In connection with organizing STI in November 1998, it issued stock to officers, directors, founders and other affiliates in consideration of services rendered. On November 12, 1998, we agreed to acquire STI in exchange for an aggregate of 4,400,000 shares of restricted common stock. On the date of this transaction, the market price for our common stock was $1.22 per share. Thereafter, between May and July 1999, certain of these founders returned a portion of their shares based on a reanalysis of the relative value of the services provided by the founders. The following table shows the details of the above transactions with the executive officers, directors, principal stockholders and founders of STI:

                                   STI              Company Stock                Company              Net Shares
           Name               Shares Issued     Issued in Acquisition         Stock Returned           Retained

John Lamb...............       1,285,000              1,285,000                 (1,085,000)             200,000
Anthony Quinn...........         805,000                805,000                         --              805,000
Herb Goldman............         625,750                625,750                   (100,000)             525,750
Bry Behrman.............         629,750                629,750                    (80,000)             549,750
                              ----------             ----------               -------------          ----------
  Total.................       3,345,500              3,345,500                 (1,265,000)           2,080,500
                               =========             ==========               =============          ==========

On the dates of the above transactions, there was no trading market for the common stock.

IC One, Inc.

     In February 1999, IC One reached an agreement with Paul E. Christensen, a director and founder, under which it issued to him 500,000 shares of restricted common stock in consideration of a nonrecourse promissory note bearing interest at 6% per annum and payable from net proceeds from the sale of stock being purchased, but in any event, on or before June 30, 2005, with a covenant to return the unsold stock if not sold by the due date of the note. In August 2001, Mr. Christensen agreed to pledge the shares purchased by the note as collateral for the payment of the obligation and delivered the certificate for such shares to us as custodian of the pledge agreement. In addition, under the February 1999 agreement, IC One issued to Mr. Christensen 1,493,125 shares of restricted common stock in consideration of the cancellation of loans and other obligations aggregating $126,898 and services rendered. During February 1999, IC One sold restricted common stock for cash in arm's-length transactions for $0.50 per share.

     On April 1, 1999, we agreed to sell to Arthur D. Bennett, who then became president and a director of IC One and therefore may be deemed a founder of the Company, 2,500,000 shares of IC One common stock (converted to 1,897,250 shares of our common stock at the time of its 1999 acquisition of IC One) for $0.0005 per share at a time when the fair market value of the IC One restricted common stock was approximately $0.76 per share, based on contemporaneous arm's-length transactions with unrelated parties.

     The Company Acquires IC One

     In September 1999, we acquired IC One in exchange for an aggregate of 42,679,500 shares of restricted common stock, including shares issued to persons who were then executive officers, directors, other affiliates and founders and their respective affiliates as follows: James E. Biorge, 11,503,138 shares; Arthur D. Bennett, 1,897,300 shares; Paul E. Christensen, 1,512,622 shares; Peter J. Bennee, 2,090,065 shares.

Miscellaneous Transactions

     David J. Simon

     In 1999, following the completion of our acquisition of IC One, Inc., David
J. Simon, Chairman, recorded reimbursable expenses totaling approximately $263,000, which were not previously recorded on our books. Such expenses included funds that he advanced in the interests of our development. In July 2001, Mr. Simon agreed to apply $255,000 of the foregoing amounts owed him by us as reimbursement of expenses and other items for the payment of the exercise price of options. As part of the arrangement with Mr. Simon, he agreed to cancel options to purchase 1,778,000 shares, or approximately 26%, of the options to purchase 6,778,000 shares previously held. In reaching this agreement with us, Mr. Simon expressed his desire to make the options that he agreed to cancel available for the attraction and retention of new Company employees.

     In 2000, we recorded a liability to Mr. Simon for $100,000 as a result of his acquisition of a $100,000 loan to us from a nonaffiliated stockholder. Mr. Simon acquired that note with $50,000 in cash and 70,000 shares of common stock owned by him.

     In October 1999, David Simon advanced $70,000 to us, which is recorded as an open account payable to Mr. Simon, without interest, payable on demand.

     James A. Williams

     James A. Williams, President, advanced $50,000 to us in July 2000, which is recorded as an open account payable to Mr. Williams, without interest, on demand. In addition, we owe Mr. Williams for reimbursement of travel and similar expenses incurred by him on our behalf with outstanding balances of $1,858 and $18,536 at December 31, 2000, and August 15, 2001.

Settlement of Amounts Due Officers and Directors

     In July 2001, we agreed with all of our executive officers to cancel an aggregate of $919,000 in amounts payable to them in exchange for the grant of options to purchase an aggregate of 9,190,000 shares of common stock at $0.10 per share. Of these amounts, options to purchase 2,055,000 shares were granted to David J. Simon in cancellation of $205,000 due him and options to purchase 1,429,970 were granted to James A. Williams in cancellation of $142,997 due him. The options may be exercised at any time within ten years for cash or the delivery of a nonrecourse promissory note, secured by the stock purchased. The issuance of these options is expected to result in a reduction in current liabilities of $919,000 to be reflected in the second quarter 2001.


                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)......Exhibits:
                  --------

                   SEC
   Exhibit      Reference
    Number        Number                            Title of Document                                Location
-------------- ------------ ------------------------------------------------------------------- -------------------
      Item 2.               Plan of Acquisition, Reorganization, Arrangement, Liquidation or
                            Succession
-------------- ------------ ------------------------------------------------------------------- -------------------

         2.02         2     Reorganization Agreement between SCHIMATIC Cash Transactions        Incorporated by
                            Network.com, Inc. and IC One, Inc. dated as of June 30, 1999        Reference(1)
         2.03         2     First Amendment to Reorganization Agreement effective as of         Incorporated by
                            July 17, 1999                                                       Reference(1)
         2.04         2     Second Amendment to Reorganization Agreement made and entered       Incorporated by
                            into as of September 10, 1999                                       Reference(1)

      Item 3.               Articles of Incorporation and Bylaws
-------------- ------------ ------------------------------------------------------------------- -------------------
         3.01         3     Articles of Incorporation of Apple Tree Capital Corp., filed        Incorporated by
                            October 4, 1996                                                     Reference(2)
         3.02         3     Articles of Amendment to Apple Tree Capital Corp. (name change to   Incorporated by
                            Schimatic Technologies, Inc.) filed November 13, 1998               Reference(1)
         3.03         3     Articles of Amendment to Schimatic Technologies, Inc. (name         Incorporated by
                            change to SCHIMATIC Cash Transactions Network.com, Inc.) filed      Reference(2)
                            January 15, 1999
         3.04         3     Bylaws of SCHIMATIC Cash Transactions Network.com, Inc. dated       Incorporated by
                            January 15, 1999                                                    Reference(2)

      Item 4.               Instruments Defining the Rights of Holders, Including Debentures
-------------- ------------ ------------------------------------------------------------------- -------------------
         4.01         4     Specimen stock certificate                                          Incorporated by
                                                                                                Reference(2)

     Item 10.               Material Contracts
-------------- ------------ ------------------------------------------------------------------- -------------------
        10.01        10     Marketing Agreement between IC One, Inc. and Global Capital         Incorporated by
                            Limited, LLC dated effective August 6, 1999                         Reference(2)


        10.02        10     Letter Agreement between IC One, Inc. and IBM                       Incorporated by
                                                                                                Reference(2)
        10.03        10     Settlement and Release Agreement between SCHIMATIC Cash             Incorporated by
                            Transactions Network.com, Inc. and International Business           Reference(1)
                            Machines Corporation dated August 2, 2001
        10.04        10     Marketing Agreement between IC One, Inc. and eExpo, Inc. dated      Incorporated by
                            June 22, 1999                                                       Reference(2)
        10.05        10     Building Purchase and Sale Agreement between Big M Investment &     Incorporated by
                            SCTN, Buyer, and LK Fox Charitable Remainder Unitrust and JK        Reference(2)
                            Family Partnership, Seller, dated December 29, 1999
        10.06      10       IC One, Inc. 1999 Equity Incentive Plan                             Incorporated by
                                                                                                Reference(1)
        10.07               IC One, Inc./CardOne Development Co. Purchase Agreement dated       Incorporated by
                            effective as of December 1, 1998                                    Reference(1)
        10.08      10       Office Building Lease, 740 East 3900 South, Salt Lake City, Utah,   Incorporated by
                            between Big M Investments & MDF 740 E LLC and Schimatic Cash        Reference(1)
                            Transaction Network.com, Inc. dated August 29, 2001
        10.09      10       Employment Agreement between SCTN dba IC One, Inc. and Jim          Incorporated by
                            Williams dated February 9, 2000, effective as of March 1, 2000      Reference(1)
        10.10      10       Form of Summary Term Sheet for Revenue Backed Convertible Note      Incorporated by
                                                                                                Reference(1)
        10.11      10       Form of Convertible Note                                            Incorporated by
                                                                                                Reference(1)
        10.12      10       Collateralized Nonrecourse Loan Agreement (with Letter of Option    Incorporated by
                            Exercise and Stock Power of Attorney), dated May 3, 2001, with      Reference(1)
                            related schedule
        10.13      10       Letter to Officers dated July 1, 2001, relating to options to       Incorporated by
                            purchase shares                                                     Reference(1)
        10.14      10       Notice of Common Stock Option Grants dated January 26, 2001         Incorporated by
                                                                                                Reference(1)
        10.15      10       Non-Statutory Incentive Stock Option Agreement made November 1,     Incorporated by
                            1998                                                                Reference(1)
        10.16      10       Form of Regular Convertible Note issued in aggregate of $516,000    This filing
        10.17      10       Form of Limited Recourse Convertible Note issued in aggregate of    This filing
                            $1,179,000 as of September 30, 2001
        10.18      10       Form of Stock Pledge Agreement securing obligation under Limited    This filing
                            Recourse Convertible Note


        10.19      10       Form of Accommodation Pledge Agreement securing obligation under    This filing
                            Limited Recourse Convertible Note

     Item 21.               Subsidiaries of the Registrant
-------------- ------------ ------------------------------------------------------------------- -------------------
        21.01      21       Schedule of subsidiaries                                            Incorporated by
                                                                                                Reference(1)


(1) Incorporated by reference from Amendment No. 3 to Form 10-SB/A filed on September 10, 2001.


(2) Incorporated by reference from Amendment No. 2 to Form 10-SB/A filed on April 13, 2000.

         (b) Reports on Form 8-K: We did not file any reports on Form 8-K for the quarter ended December 31, 2000.



                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on the registrant and in the capacities and on the dates indicated.

                                   SCHIMATIC Cash Transactions Network.com, Inc.


Dated:  October __, 2001           By
                                     -------------------------------------------
                                     James A. Williams, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated:  October __, 2001

                                   ---------------------------------------------
                                   David J. Simon, Director


                                   ---------------------------------------------
                                   James A. Williams, Director and President
                                   (Principal Executive Officer)


                                   ---------------------------------------------
                                   Joe G. Coykendall, Director and Treasurer
                                   (Principal Financial Officer)


                                   ---------------------------------------------
                                   Peter J. Bennee, Director


                                   ---------------------------------------------
                                   Paul E. Christensen, Director

          Schimatic Cash Transactions Network.com, Inc. and Subsidiary
                        (A Development Stage Enterprise)
                   Index to Consolidated Financial Statements



                                                                            Page
Years Ended December 31, 2000 and 1999 and the Cumulative Period
During the Development Stage From February 27, 1997 (Inception)
Through December 31, 2000:

Independent Auditor's Report                                                 F-2

Consolidated Balance Sheet                                                   F-3

Consolidated Statements of Operations                                        F-4

Consolidated Statement of Changes in Shareholders' Deficit                   F-5

Consolidated Statements of Cash Flows                                        F-6

Notes to Consolidated Financial Statements                          F-7 - F - 17

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
Schimatic Cash Transactions Network.com, Inc. and Subsidiary
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Schimatic Cash Transactions Network.com, Inc. and Subsidiary, (A Development Stage Enterprise) as of December 31, 2000, and the related consolidated statements of operations, shareholders' deficit and cash flows for the years ended December 31, 2000 and 1999 and for the period February 27, 1997 (inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Schimatic Cash Transactions Network.com, Inc. and Subsidiary, (A Development Stage Enterprise) as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and for the period February 27, 1997 (Inception) through December 31, 2000, in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, to the consolidated financial statements the Company is in the development stage, has incurred net losses since inception and expects to incur net losses for the foreseeable future. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The consolidated financial statements for the year ended December 31, 1999 have been restated (see Note 13).


                                                /s/ Feldman Sherb & Co., P.C.
                                                    -------------------------
                                                    Feldman Sherb & Co., P.C.
                                                    Certified Public Accountants

August 28, 2001
New York, New York

          SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2000


                                     ASSETS

CASH                                                       $              5,884
PROPERTY AND EQUIPMENT - at cost, net                                    56,046
PATENTS - at cost, net                                                   34,358
                                                              ------------------
                                                           $             96,288
                                                              ==================


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Accounts payable - IBM                               $          1,970,000
      Accounts payable - Other                                          463,332
      Accrued wages and payroll taxes                                 1,150,340
      Loans payable - shareholders                                      498,571
                                                              ------------------
        TOTAL CURRENT LIABILITIES                                     4,082,243
                                                              ------------------

CONVERTIBLE NOTES PAYABLE                                               235,000
                                                              ------------------


COMMITMENT AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
      Common stock, $.001 par value,  200,000,000 shares authorized,
        68,442,543 shares issued and outstanding                         68,442
      Additional paid-in capital                                     20,612,636
      Less: Common stock subscriptions receivable                    (2,300,000)
      Deficit accumulated during the development stage              (22,602,033)
                                                              ------------------

        TOTAL SHAREHOLDERS' DEFICIT                                  (4,220,955)
                                                              ------------------
                                                           $             96,288
                                                              ==================



                 See notes to consolidated financial statements.

          SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                       ( A Development Stage Enterprise )
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                             Cumulative During
                                                                       Year Ended December 31,             the Development Stage
                                                                --------------------------------------       (February 27, 1997
                                                                      2000                1999             to December 31, 2000)
                                                                -----------------   ------------------   ---------------------------
                                                                                     (Restated - See
                                                                                        Note 13)
REVENUE                                                       $                -  $                 -  $                          -

EXPENSES:
     Research and development                                          3,244,352            1,313,577                     6,258,704
     Selling, general and administrative                               3,813,409            4,685,096                    14,568,841
     Depreciation and amortization                                       130,149               85,811                       301,071
     Loss on impairment of assets                                        627,107                    -                       627,107
     Interest expense                                                    262,996              238,928                       546,310
                                                                -----------------   ------------------   ---------------------------
        TOTAL EXPENSES                                                 8,078,013            6,323,412                    22,302,033
                                                                -----------------   ------------------   ---------------------------
LOSS BEFORE EXTRAORDINARY ITEM                                        (8,078,013)          (6,323,412)                  (22,302,033)

EXTRAORDINARY ITEM - LOSS ON
     EXTINGUISHMENT OF DEBT                                                    -             (300,000)                     (300,000)
                                                                -----------------   ------------------   ---------------------------
NET LOSS                                                      $       (8,078,013) $        (6,623,412) $                (22,602,033)
                                                                =================   ==================   ===========================
NET LOSS PER SHARE, BASIC AND DILUTED:
     BEFORE EXTRAORDINARY ITEM                                $            (0.13) $             (0.19) $                      (0.86)
     EXTRAORDINARY ITEM                                                        -                (0.01)                        (0.01)
                                                                -----------------   ------------------   ---------------------------
TOTAL NET LOSS PER SHARE, BASIC AND DILUTED                   $            (0.13) $             (0.20) $                      (0.87)
                                                                =================   ==================   ===========================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED                                 60,510,922           33,804,831                    25,969,295
                                                                =================   ==================   ===========================



                 See notes to consolidated financial statements.

          SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                        ( A Development Stage Enterprise)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT


                                                                                                           Deficit
                                                                                                         Accumulated
                                                Common Stock          Additional     Less: Common Stock  During the       Total
                                          -------------------------     Paid-in      Stock Subscriptions Development   Shareholders'
                                             Shares       Amount        Capital         Receivable          Stage        Deficit
                                          ------------  -----------  -------------  ------------------  ------------- --------------
BALANCE,  February 27, 1997 (Inception)     7,815,080 $      7,816 $       (7,816)$                 - $            -              -
   Issuance of common stock for cash        1,707,788        1,708        931,174                   -                       932,882
   Net loss                                         -            -              -                   -     (1,231,738)    (1,231,738)
                                          ------------  -----------  -------------  ------------------  ------------- --------------
BALANCE, as previously
        reported,  December 31, 1997        9,522,868        9,524        923,358                   -     (1,231,738)      (298,856)
   Prior period adjustment - IC One
        (see Note 13)                      19,603,433       19,603      2,327,365                   -     (2,346,968)             -
                                          ------------  -----------  -------------  ------------------  ------------- --------------
BALANCE,  restated, December, 1997         29,126,301       29,127      3,250,723                   -     (3,578,706)      (298,856)
   Issuance of common stock for cash        2,661,485        2,661      1,623,857                   -                     1,626,518
   Net loss                                         -            -              -                   -     (3,061,513)    (3,061,513)
                                          ------------  -----------  -------------  ------------------  ------------- --------------
BALANCE, as previously
        reported,  December 31, 1998       31,787,786       31,788      4,874,580                   -     (6,640,219)    (1,733,851)
   Prior period adjustment - IC One
         (see Note 13)                      3,723,228        3,723      2,556,666          (1,300,000)    (1,260,389)             -
                                          ------------  -----------  -------------  ------------------  ------------- --------------
BALANCE,  restated,  December 31, 1998     35,511,014       35,511      7,431,246          (1,300,000)    (7,900,608)    (1,733,851)
   Issuance of common stock in exchange    19,758,778       19,758        776,355                   -              -        796,113
   Issuance of common stock for:
       Cash                                 1,439,431        1,439      1,251,394                   -              -      1,252,833
       IBM Debt                               700,000          700      2,299,300                   -              -      2,300,000
       Shareholder's loan                     175,000          175        449,825                   -              -        450,000
       Services                                 6,500            7         22,743                   -              -         22,750
       Investment in real estate joint
          venture                             420,000          420        399,580                   -              -        400,000
   Net loss                                         -            -              -                   -     (5,499,592)    (5,499,592)
                                          ------------  -----------  -------------  ------------------  ------------- --------------
BALANCE, as previously
        reported,  December 31, 1999       58,010,723       58,010     12,630,443          (1,300,000)   (13,400,200)    (2,011,747)
   Prior period adjustment - IBM
        (see Note 13                         (700,000)        (700)    (2,299,300)                  -      1,533,333       (766,667)
   Prior period adjustment - IC One
        (see Note 13)                       5,723,993        5,724      3,766,429          (1,000,000)    (2,657,153)       115,000
                                          ------------  -----------  -------------  ------------------  ------------- --------------
BALANCE, restated,  December 31, 1999      63,034,716       63,034     14,097,572          (2,300,000)   (14,524,020)    (2,663,414)
   Issuance of common stock for :
       Cash                                 3,006,617        3,007      1,923,390                   -              -      1,926,397
       Debt and interest                    1,258,447        1,258        385,242                   -              -        386,500
       Services                             1,004,356        1,004        542,728                   -              -        543,732
       Investment in real estate
         joint venture                        130,407          131         88,977                   -              -         89,108
       Acquisition of equipment                 8,000            8          6,792                   -              -          6,800
   Stock option compensation                        -            -      3,567,935                   -              -      3,567,935
   Net loss                                         -            -              -                   -     (8,078,013)  $ (8,078,013)
                                          ------------  -----------  -------------  ------------------  ------------- --------------
BALANCE,  December  31, 2000               68,442,543 $     68,442 $   20,612,636 $        (2,300,000)$  (22,602,033)  $ (4,220,955)
                                          ============  ===========  =============  ==================  ============= ==============



                 See notes to consolidated financial statements.

          SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                       ( A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                                       Cumulative During
                                                                      Year Ended December 31,        the Development Stage
                                                                  ---------------------------------     (February 27, 1997
                                                                       2000             1999          to December 31, 2000)
                                                                  ---------------  ----------------   -----------------------
                                                                                   (Restated - See
                                                                                      Note 13)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                   $     (8,078,013)$      (6,623,412) $            (22,602,033)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                                    130,149            85,811                   301,071
        Stock option compensation                                      3,567,935                 -                 3,567,935
        Common stock issued for services and compensation                543,732         2,679,903                 7,159,069
        Common stock issued for interest expense                         136,500                 -                   136,500
        Loss on extinguishment of debt                                         -           300,000                   300,000
        Loss on impairment of assets                                     627,107                 -                   627,107
     Changes in current assets and liabilities:
      Other assets                                                             -            30,018                    30,018
      Accounts payable and accrued expenses                              882,540         1,898,372                 4,042,034
                                                                  ---------------  ----------------   -----------------------
  NET CASH USED IN OPERATING ACTIVITIES                               (2,190,050)       (1,629,308)               (6,438,299)
                                                                  ---------------  ----------------   -----------------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of property and equipment                               (4,711)          (48,290)                 (347,349)
      Acquisition of patents                                                   -           (15,079)                  (46,854)
                                                                    ---------------  ----------------   -----------------------

CASH USED IN INVESTING ACTIVITIES                                         (4,711)          (63,369)                 (394,203)
                                                                  ---------------  ----------------   -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from loans payable - shareholders                          33,246           290,009                   498,571
      Proceeds from  notes payable                                       235,000           125,000                   610,000
      Sales of common stock                                            1,926,397         1,252,833                 5,729,815
                                                                  ---------------  ----------------   -----------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                              2,194,643         1,667,842                 6,838,386
                                                                  ---------------  ----------------   -----------------------
NET (DECREASE) INCREASE IN CASH                                             (118)          (24,835)                    5,884

CASH AT BEGINNING OF YEAR                                                  6,002            30,837                         -
                                                                  ---------------  ----------------   -----------------------
CASH AT END OF YEAR                                             $          5,884 $           6,002  $                  5,884
                                                                  ===============  ================   =======================

       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     CASH PAID DURING THE YEAR FOR:
          Interest                                              $              - $               -  $                      -
                                                                  ===============  ================   =======================
          Income taxes                                          $              - $               -  $                      -
                                                                  ===============  ================   =======================
     NON-CASH FLOW FINANCING AND INVESTING ACTIVITIES:
          Issuance of common stock for debt                     $        250,000 $               -  $                250,000
                                                                  ===============  ================   =======================
          Issuance of common stock for investment in
                real estate joint venture                       $              - $         400,000  $                400,000
                                                                  ===============  ================   =======================
          Issuance of common stock for equipment                $          6,800 $               -  $                  6,800
                                                                  ===============  ================   =======================
          Issuance of common stock for IC One, Inc.             $              - $          42,674  $                 42,674
                                                                  ===============  ================   =======================
          Issuance of common stock for shareholder's loan       $              - $         150,000  $                150,000
                                                                  ===============  ================   =======================
          Issuance of common stock for software                 $              - $         115,000  $                115,000
                                                                  ===============  ================   =======================
          Issuance of common stock for notes receivable         $              - $       1,000,000  $              2,300,000
                                                                  ===============  ================   =======================

                 See notes to consolidated financial statements.

          SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   THE COMPANY
     ------------
     SCHIMATIC Cash Transactions Network.com, Inc. (the "Company") is in the business of research, development and integration of proprietary processes and software technologies for the electronic payment industry, primarily involving consumer loyalty programs.

     The Company was incorporated in Florida as Apple Tree Capital Corp. in October 1996 and remained inactive until it merged in November 1998 with and concurrently changed its name to SCHIMATIC Cash Transactions Network.com, Inc.

     In September 1999, the Company acquired all of the outstanding shares of IC One, Inc. ("IC One") in exchange for 42,674,438 shares of its common stock. The exchange has been accounted for, as a reverse acquisition, under the purchase method of accounting, since the former shareholders and members of the IC One owned a majority of the outstanding common stock of the Company after the acquisition. Accordingly, the combination of IC One and the Company is recorded as a recapitalization of IC One, pursuant to which IC One is treated, as the continuing entity for accounting purposes and the historical financial statements presented is those of IC One. Pro-forma information has not been presented since the transaction was deemed a capital stock transaction rather than a business combination.

     Included in the total number of shares issued in this exchange were 1,707,788, 2,661,485, and 1,439,431 shares of common stock that was presented in the statement of shareholders' deficit as common stock issued for cash in 1997, 1998 and 1999, respectively. In addition, included in this total number of shares issued in the exchange were 19,603,433, 3,723,228, and 5,723,993 shares of common stock that was also presented in the statement of shareholders' deficit as common stock issued for services, compensation and common stock subscriptions receivable in 1997, 1998 and 1999, respectively (see Note 13). Therefore, a total of 34,859,358 shares of common stock were presented separately and the remaining balance of 7,815,080 shares of common stock in the exchange was presented in the balance at February 27, 1997 (Inception). Further, these transactions were completed by IC One prior to the date of the reverse acquisition and presented separately in order to provide the historical activity of IC One. Further, during 2000 the number of shares of common stock originally issued in the exchange of 42,400,000 increased by 274,438 to 42,674,438 in order to provide shares to those IC One shareholders that had not received stock in the Company.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Basis of Presentation - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise and has incurred net losses of $22,602,033 since inception. Additionally, the Company had a net working capital deficiency of $4,076,359 at December 31, 2000. The Company has experienced cash shortages and inability to pay its obligations from time to time in 2000. Of the approximately $4,082,000 of current liabilities, approximately $3,584,000 is past due. These amounts include approximately $1,970,000 payable to IBM and $848,000 of accrued wages owed to officers and employees of the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

     Management's plans with respect to these matters include restructuring debt, including current liabilities, through the issuance of common stock and entering into forbearance agreements, continuing to defer certain employee compensation as well as payment of amounts due to affiliates for past due obligations and raising additional capital. Management expects to incur additional losses for the foreseeable future and recognizes the need to raise capital through future issuance of stock and/or debentures in order to develop a viable business. The Company has found it necessary to implement severe cost cutting measures. It may also rely increasingly on strategic alliances with others who will assume responsibility for financing specific required development tasks; thus, reducing the Company's financial requirements for the exploitation of its intellectual properties.

     Subsequent to December 31, 2000, the aforementioned officers agreed to accept stock options as payment (see Note 16). In July 2001, IBM agreed to forgive $770,000 and accept a repayment schedule for the balance due of $1,200,000 (See Note 16).

     The Company has been able to finance its operations by raising capital through the private placement of common stock and convertible debt. During the year ended December 31, 2000, the Company raised $1,926,397 from the sale of common stock, issued common stock for services of $543,733 and for debt and interest of $386,500.

     During 2001, the Company has issued convertible notes of $955,000, which bear interest at either 20% or 25% and are payable in shares of common stock (see Note 16).

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, IC One. All significant intercompany balances and transactions have been eliminated in consolidation.

     Software Development Costs - In accordance with SFAS No. 86, "Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed", software development costs are expensed as incurred until technology feasibility has been established. The Company defines the establishment of technological feasibility as the completion of all planning, designing, coding and testing activities that are necessary to establish products that meet design specifications including functions, features and technical requirements. As of December 31, 2000, the Company had not established technological feasibility.

     Property  and  Equipment - Property  and  equipment  are  recorded at cost.
     Expenditures for major additions and betterment's are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by straight-line method over the assets estimated lives ranging from three to seven years. Leasehold improvements are amortized over the lesser of the lease term or the assets' useful lives. Upon sale or retirement of plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

     Intangible Asset - Patents are amortized ratably over fourteen years. Amortization expense charged to operations in 2000 and 1999 was $6,000.

     Stock - Based Compensation - The Company accounts for all transactions under which employees, officers and directors receive shares of stock in the Company in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In accordance with Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company adopted the pro forma disclosure requirements of SFAS 123. Accordingly, no compensation has been recognized in the results of operations for the employees, officers and directors stock option plan other than for options granted at exercise prices below the market price or to non-employees for services.

     Income Taxes - The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

     Loss Per Common Shares - Basic loss per share has been calculated based upon the weighted average number of common shares outstanding. Stock options have been excluded as common stock equivalents in the computation of diluted loss per share since they are anti-dilutive, or their effect is not material.

     Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Fair Value of Financial Instruments - The Company's financial instruments consist primarily of cash, and accounts payable and accrued expenses, which approximate fair value because of their short maturities. The Company's notes payable approximate the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2000.

     Impairment of Long - Lived Assets - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2000, the Company believes that there has been no impairment of its long-lived assets, except for the investment in a real estate joint venture and an intangible asset (see Notes 12 and 13).

     Comprehensive Income - Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income", establishes standards for reporting and displaying comprehensive income, comprising net income and other non-owner changes in equity, in the financial statements. For all periods presented, comprehensive income was the same as net income.

     Segment Information - Statement of Financial Accounting Standard No. 131, "Disclosure About Segments of an Enterprise and Related Information", defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the way it organizes its business for making operating decisions and assessing performance, the Company has determined that it has a single reportable operating segment.

     Reclassifications - Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

     Recent Accounting Pronouncements - The Company will adopt Statement of Financial Accounting Standard No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No.138 on January 1, 2001. SFAS No. 133 requires all derivative financial instruments and certain embedded derivatives to be recorded at fair value. To the extent that the special hedge accounting criteria are met, changes in fair value are either recognized periodically in earnings or other comprehensive income, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The Company does not expect the adoption of SFAS No. 133 as amended by SFAS No. 137 and SFAS No. 138 to have a material impact on the financial statements.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB 101), which is effective for the Company on January 1, 2000. SAB 101 will have no impact on the Company's financial statements.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Intangible Assets ("SFAS No. 142"). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including goodwill acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually at the reporting level, as defined in the standard. Intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS no. 121. The new standard is effective for fiscal years beginning after December 15, 2001. The Company must adopt this standard on January 1, 2002.

3.   CONCENTRATION OF CREDIT RISK
     -----------------------------
     The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000.

4.   PROPERTY AND EQUIPMENT
     ----------------------

     At December 31, property and equipment consists of:

                                                                       2000
                                                                   -------------
        Office equipment                                        $       227,364
        Furniture and fixtures                                           77,108
                                                                   -------------
                                                                        304,472
        Less: Accumulated depreciation and amortization                (248,426)
                                                                   -------------
                                                                $        56,046
                                                                   =============

5.   INTANGIBLE ASSET
     ----------------

     At December 31, intangible asset consists of:

                                               Useful Life              2000
                                             -----------------    --------------
        Patents                              14 years          $         46,854
        Less: Accumulated amortization                                  (12,496)
                                                                  --------------
                                                               $         34,358
                                                                  ==============

6.   LOANS PAYABLE - SHAREHOLDERS
     ----------------------------

     Loans payable to officers are non-interest bearing advances made on behalf of the Company that are unsecured and payable on demand.

7.   CONVERTIBLE NOTES PAYABLE
     -------------------------

     At December 31, 2000, convertible notes payable of $235,000 bear interest at rates ranging from 10 to 20% per month, which is payable in common stock at a conversion price of either $0.366, $0.40 or the traded market price on the tenth of each month. The Company has the option to repay the notes or convert them into common stock based on the conversion prices stated above. In addition, the holder can only elect to convert the notes to common stock based on the above stated conversion prices.

8.   INCOME TAXES
     ------------
     At December 31, 2000, the Company has available unused net operating loss carryovers approximately $22,302,000 that may be applied against future taxable income and expire at various dates through 2020. The Company has a deferred tax asset arising from such net operating loss deductions and has recorded a valuation allowance for the full amount of such deferred tax asset since the likelihood of realization of the tax benefits cannot be determined.

                                                                       2000
                                                                  --------------
        Deferred tax asset:
            Net operating loss carryfoward                            8,921,000
            Valuation allowance                                      (8,921,000)
                                                                  --------------
        Net deferred tax asset                                                -
                                                                  ==============

     A reconciliation of the statutory federal income tax benefit to actual tax benefit is as follows:

                                                    2000               1999
                                             ---------------    ----------------
        Statutory federal income tax benefit $     3,231,000    $     2,529,000
        Income tax benefit not utilized           (3,231,000)        (2,529,000)
                                             ---------------    ----------------
        Actual tax benefit                   $        -         $         -
                                             ===============    ================

9.   SHAREHOLDERS' DEFICIENCY
     ------------------------

     During 2000, the Company issued a total of 3,006,617 shares of restricted common stock for $1,926,390. Included in this total are 416,617 shares of common stock issued to Canopy Group, Inc. ("Canopy") for $250,000 (see Note
     14).

     During 2000, the Company issued 1,258,447 shares of common stock for debt and payment of interest of $386,500. Included in this total is 1,122,918 shares of common stock issued in April 2000, which was valued at $314,417 to settle an agreement with Canopy (see Note 14).

     In addition during October through December 2000, the Company issued 135,529 shares of common stock valued at $72,083 as payment for interest due on convertible notes (see Note 7).

     During 2000, the Company issued 1,004,356 shares of common stock valued at $543,733 for services and was recorded as consulting fees except for 500,000 shares of common stock valued at $215,000 to attorneys which was recorded as legal and settlement fees (see Note 14).

     In January 2000, the Company issued 8,000 shares of common stock valued at $6,800 for office equipment.

     In October through December 1999, the Company issued 229,865 share of restricted common stock for $155,650.

     In November 1999, the Company issued 175,000 shares of common stock with a market value of $450,000 to repay a loan of $150,000 received from a minority shareholder prior to the reverse acquisition (see Note 1). The excess of market value over the debt of $300,000 was recorded as an extraordinary loss.

     In September 1999, the Company issued 6,500 shares of common stock valued at $22,750 for services and was recorded to consulting fees.

10.  STOCK OPTION PLAN
     -----------------

     On December 8, 1999, the Company adopted the 1999 Employee Stock Option Plan (the "Plan"). The Board of Directors administers the Plan. Under the Plan, the Company may grant stock options, which may be incentive stock options ("ISO") as defined in the Internal Revenue Code, and stock awards or options which do not qualify as ISO's to employees and officers. All employees of the Company are eligible to participate in the Plan. During 1999, the Company did not grant any shares under the Plan, except as discussed below.

     Prior to the IC One reverse acquisition, the Company's chairman and chief executive officer, was granted options to purchase 6,778,000 post reverse acquisition shares of the Company's common stock. The Board of Directors ratified the original agreement, dated November 1, 1998 on November 11, 1999. The options are exercisable at $0.1475 per share through November 30, 2002 (see Note 16).

     During 2000, the Company's Board of Directors granted options for the purchase of 12,798,333 shares of its common stock to officers, directors and employees of the Company. The exercise prices for such options ranged from $0.48 to $0.80 per share, which was below the traded market price on the date of grant. Vesting of the right to exercise such stock options will occur over periods until the year 2010. All of the stock options expire at the end of 10 years from the date of grant. Of these share options, 2,909,256 vested during the year ended December 31, 2000, and therefore, the Company recorded stock option compensation of $3,567,935 (see Note 16).

     For disclosure purposes of employees, officers and directors stock option compensation, the fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for stock options granted during the years 2000 and 1999: annual dividends of $0; expected volatility of 167%; risk-free interest rate of 5.5%; and expected life of either 1 or 5 years. The estimated weighted - average fair values of stock options granted to employees, officers and directors during the year 2000 was approximately $1.65 or a total value of $4,810,546.

     The Company's pro forma loss and net loss per share would have been as follows:

                                                                                2000               1999
                                                                           ---------------    --------------
     Net loss applicable to common shares - as reported                 $      (8,078,013) $    (6,623,412)
     Net loss applicable to common shares- pro forma                    $      (9,320,624) $    (6,623,412)
     Net loss per common share - as reported                            $           (0.13) $         (0.20)
     Net loss per common share - pro forma                              $           (0.15) $         (0.20)

     The following table summarizes the Company's stock option activity:

                                              Stock Options
                                  ---------------------------------------
                                                        Weighted Average
                                        Shares           Exercise Price
        --------------------------- ----------------    -----------------
        Outstanding at
        January 1, 1999                   6,778,000                 0.15
        ---------------------------
          Granted                                 -                    -
        ---------------------------
          Exercised                               -                    -
        ---------------------------
          Cancelled                               -                    -
        ---------------------------
                                    ----------------    -----------------
        Outstanding at
        December 31, 1999                 6,778,000                 0.15
        ---------------------------
        ---------------------------
          Granted                        12,798,333                 0.49
        ---------------------------
          Exercised                               -                    -
        ---------------------------
          Cancelled                               -                    -
        --------------------------- ----------------    -----------------
        Outstanding at
        December 31, 2000                19,576,333                 0.35
                                    ================    =================

     The following table summarizes the Company's stock options outstanding and exercisable at December 31, 2000:

                                  Options Outstanding                            Options Exercisable
                --------------------------------------------------------  ----------------------------------
                                        Weight-Average     Weight-Average                      Weight-Average
    Range of            Number             Remaining         Exercise           Number           Exercise
Exercise Prices    Outstanding (In     Contractual life        Price          Exercisable          Price
                      Thousands)          (In Years)                        (In Thousands)
-----------------  -----------------  -------------------- --------------  ------------------  --------------
     $0.00-$0.15              6,778          1.92              $0.15                   6,778       $0.15
     $0.48-$0.49             12,274          9.55              $0.48                   3,725       $0.48
     $0.64-$0.80                524          9.51              $0.65                     185       $0.66
                   -----------------                                       ------------------
                             19,576                                                   10,688
                   =================                                       ==================

11.  OUTSIDE RESEARCH AND DEVELOPMENT SERVICES
     -----------------------------------------

     The Company retained IBM in 1997 to perform certain research and development services relating to the Company's database technology. As of December 31, 1999, cumulative costs incurred for such services approximated $2,170,000; of which $1,970,000 remains unpaid according to IBM. During 1999, the Company made cash payments of $200,000 as partial payments for such services. Also in 1999, the Company issued 700,000 shares of stock intended as partial payment of $766,667. The market value of such shares exceeded the liquidated portion of the intended payment by $1,533,333 and was included in the results of operations in 1999 as a loss on settlement of vendor liabilities. Additionally, the Company placed 1,400,000 shares in escrow for the remaining unpaid debt. During 2000, the Company restated the balance due to IBM to $1,970,000 and placed the common stock issued in an escrow account (see Note 13). In July 2001, the Company reached agreement for a reduction of the liability and the return of all shares of common stock held in escrow (see Note 16).

12.  INVESTMENT IN REAL ESTATE JOINT VENTURE
     ---------------------------------------

     On December 30, 1999, the Company issued 420,000 shares of restricted common stock valued at $400,000 for a thirty-four percent interest in a real estate joint venture, which acquired land and a three-story office building in Salt Lake City, Utah.

     The Company's interest in the joint venture during 2000 resulted in other income of $13,515. During 2000, the Company issued 130,407 shares of common stock valued at $89,107 to pay for services related to the remodeling of the office building and made an additional investment of $36,515. In March 2001, the Company sold their thirty-four percent interest in the real estate joint venture and as a result has recorded a loss on impairment of investment in joint venture of $512,107 at December 31, 2000 (see Note 16).

13.  PRIOR PERIOD ADJUSTMENTS
     ------------------------

     During 2000, the Company identified certain transactions that should have been recorded by IC One prior to September 1999, the date of the reverse acquisition (see Note 1). IC One had issued common stock for certain consulting, officers and employee services, which were valued at $6,264,510, issued common stock for notes receivable of $2,300,000 and the rights to software valued at $115,000. Since IC One is treated, as the continuing entity for reverse acquisition accounting purposes and the historical financial statements presented are those of IC One the Company recorded prior period adjustments for the years ended December 31, 1999, 1998 and 1997. Therefore, the Company has recorded an adjustment to common stock, additional paid-in capital and accumulated deficit for the services and compensation performed in 1999 of $2,657,153, in 1998 of $1,260,389, and in 1997 of $2,346,968. In addition, in 1999 and 1998 IC One recorded adjustments for the issuance of common stock for notes receivable and in 1999 recorded an adjustment for the purchase of software. In 2000, the Company has determined that there is no future recoverability of the software and has recorded a loss on impairment of $115,000.

     During 2000, the Company adjusted the amount due to IBM from $1,203,333 to $1,970,000 and reversed the loss of $1,533,333 recorded in 1999, as the information available at the time that the transaction was originally recorded was incorrectly understood. IBM had not accepted the 700,000 shares of common stock as partial payment, but had considered the common stock as additional shares placed in escrow for the amount due to IBM (see Notes 11 and 16).

     The prior period adjustments for the IC One and IBM for the year ended December 31, 1999, have been reflected in the Company's statement of operations as follows:

                                                                                        As Previously
                                                                 As Restated               Reported
                                                            ----------------------- -----------------------
         Revenue                                           $                     - $                     -

         Expenses                                                        6,323,412               5,199,592
                                                            ----------------------- -----------------------
         Loss before extraordinary item                                (6,323,412)             (5,199,592)

         Extraordinary item                                              (300,000)               (300,000)
                                                            ----------------------- -----------------------
         Net loss                                          $           (6,323,412) $           (5,499,592)
                                                            ======================= =======================

         Net loss per share, basic and diluted:

             Before extraordinary item                     $                (0.19) $                (0.15)

             Extraordinary item                                             (0.01)                  (0.01)
                                                            ----------------------- -----------------------
         Total Net loss per share, basic and diluted       $                (0.20) $                (0.16)
                                                            ======================= =======================
         Weighted   average   number  of   common   shares
             outstanding, basic and diluted                             33,804,831              33,966,498
                                                            ======================= =======================

14.  LITIGATION AND SETTLEMENT OF CLAIMS
     -----------------------------------

     At December 31, 2000, the Company is a defendant in a lawsuit where the creditor is seeking recovery of less than $30,000 of amounts past due. In this case, the Company is seeking to negotiate a settlement or forbearance agreement.

     In October 2000, the Company entered into a settlement agreement and confession of judgement regarding a lawsuit by a former employee for back wages and penalties related thereto. Under terms of the settlement agreement, the Company agreed to make regular monthly payments of $6,000, totaling $60,000.

     On April 13, 2000, the third judicial court of Salt Lake City County, State of Utah (the "Court") entered a judgement against the Company. The judgement related to a claim for enforcement of a defaulted note agreement with the Canopy Group, Inc. (the "Canopy") pursuant to which Canopy lent to the Company $250,000 under an interest-bearing note. On May 31, 2000, the Court entered a satisfaction of judgement based on a settlement agreement reached between the Company and Canopy. The settlement agreement called for the Company to pay the full amount of principal and interest due under the note by the issuance of its common stock. Under the settlement agreement the Company issued 1,122,918 shares of its common stock in full settlement of $314,417 owed to Canopy. Also in connection with the settlement agreement, Canopy invested an additional $250,000 in exchange for 416,617 shares of common stock.

     In March 2000, the Company entered into agreements with attorneys to obtain certain legal services. These agreements required the Company to issue certain securities and pay specified compensation and other amounts. Such attorneys left the Company in July 2000, and the Company took the position that no securities or payments in cash were due to the attorneys. On November 15, 2000, the Company agreed to issue 500,000 shares of common stock to the attorneys as settlement and recorded $215,000 in legal and settlement fees.

     In August 1999, the Company was a defendant in a lawsuit filed by a landlord seeking payment for past due rent under a lease agreement. In this case, the Company is seeking to negotiate a settlement or forbearance agreement (see Note 16).

15.  LEASE COMMITMENT
     ----------------

     The Company leases office space under an operating lease expiring in 2001. In addition, the Company has a 34% interest in the real estate joint venture that leases the office space to the Company. The lease agreement requires annual lease payments of approximately $79,000 (see Notes 12 and 16).

     Total rent expense charged to operations for the years ended December 31, 2000 and 1999 was approximately $214,979 and $104,639, respectively.

16.  SUBSEQUENT EVENTS
     ------------------
     Lease Forbearance Agreement - In March 2001, the Company entered in a forbearance agreement with a landlord for unpaid rent. The agreement requires that the Company make monthly payments of $5,000 per month until the amount of $50,541 plus interest at 24% per annum is paid in full. The forbearance agreement is secured by all the assets of the Company (see Note
     14).

     Sale of Real Estate Joint Venture Interest - In March 2001, the Company arranged to sell and convey its entire interest in the building and the associated real estate joint venture to a third party. The sale price by the joint venture was $895,000, in addition to $98,925 of forgiven rental expenditures. The Company did not receive any proceeds from the sale and therefore incurred a loss of $512,107 (see Notes 12 and 15).

     Agreement with Creditor - Effective June 2001, the Company reached agreement with IBM to reduce the balance of accounts payable to them by $770,000, a 39% reduction to the $1.97 million owed at December 31, 2000. The unpaid obligation stems from services provided to IC One prior to the time of the reverse acquisition (see Note 11).

     The agreement also forgives any penalties or interest, which may have accrued, and calls for the return to the Company of 2,100,000 shares of common stock placed in escrow as collateral for the IBM obligation. The agreement permits the Company to repay the remaining amount over a period of time as long as fifteen months, starting October 1, 2001. The amounts expected to be repaid will increase from $70,000 per month in October 2001 to as much as $90,000 per month through December 2002. The agreement will result in an extraordinary gain from settlement of $770,000 in 2001.

     Stock Options Plan - In March 2001, the Company's Board of Directors authorized the reduction of the exercise prices of 7,428,333 options granted during 2000, from exercise prices ranging from $0.48 to $0.80 per share to $0.128 per share, which was the market price on the date of repricing (see Note 10). In addition, the options immediately vested provided that the optionee exercised the options in exchange for a note payable secured by the common stock received from the exercise.

     In July 2001, the Chairman of the Board voluntarily agreed to reduce the number of stock options previously granted to him by 1,778,000 options to 5,000,000 options in exchange for a reduction in the exercise price from $0.1475 to $0.128 per share, which was the market price on the date of repricing (see Note 10). Further, the Chairman of the board agreed to use $255,000 owed to him by the Company as partial payment toward the exercise of these options. The Board of Directors also agreed to accept the same non-recourse note terms as discussed below for executive officers.

     In consideration of the requirement that the options be exercised immediately, the Company authorized the payment of the exercise price by the execution of non-recourse promissory notes. The notes are due no later than December 31, 2004, and provide that the holder of the note is required to repay the notes from proceeds received from the sale of the common stock. The Company as collateral is holding the common stock issued from the exercise of these options. If a note were not repaid at or before maturity on December 31, 2004, the subject shares would be returned to the Company.

     In July 2001, the officers, including the Chairman of the Board, and employees have exercised their options to purchase 12,428,333 shares of common stock. In connection with the exercise, the optionees issued non-recourse promissory notes of $1,335,827, after crediting the $255,000 owed the Chairman of the Board.

     Agreement with Executive Officers - Effective July 1, 2001, the Company reached agreement with all of its executive officers to forgive wages owed to them by the Company totaling $919,000 (including $848,000 of accrued wages at December 31,2000), in exchange for options to purchase common stock (see Note 2). Under this agreement, the officers will receive options to purchase common stock at a price equal to $.10 per share. If all such options were exercised, 9,190,000 shares of common stock would be issued. In addition, the Board of Directors has agreed to provide the recipients of these stock options the opportunity to exercise these options using non-recourse notes ("Notes"). The Notes mature no later than December 31, 2004 and the executive officers exercising these options are required to repay the Notes from the proceeds received from the sale of the common stock. Upon the exercise of these options, the Company will hold as collateral for the Notes the common stock issued and retain voting rights until the Notes are paid. If the Notes are not repaid at or before maturity, the subject shares will be returned to treasury.

     Issuance of Convertible Notes - During the first seven months of 2001, the Company issued convertible notes of $955,000 that bear interest at either 20% or 25%, and the interest is payable in common stock at conversion prices of the lesser of the traded market price or either $0.20 or $0.366. The Company has the option to repay the notes, unless the holder elects to convert the notes into common stock at a conversion price of $0.366. In some cases the convertible notes can not be completely convert into common stock until the holder has received a minimum number of shares of common stock to pay interest and/or convert a portion of the notes into common stock. At such time that the holder has received a minimum number of shares of common stock they have agreed to convert the notes into common stock (see Note 2).