Form 10QSB
period 2001-03-31
SCHIMATIC CASH TRANSACTIONS NETWORK COM INC
filed 2001-10-17
CIK 1100772

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


  Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
               1934 for the Quarterly Period Ended March 31, 2001


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

                                 (801) 685-7676
                           (Issuer's telephone number)

                         740 East 3900 South, Suite 300
                           Salt Lake City, Utah 84107
(Former name, former address and former fiscal year, if changed since last report)


Check mark whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of September 30, 2001, issuer had 78,799,167 shares of issued and outstanding common stock, par value $0.001.

Transitional Small Business Disclosure Format:  Yes |_|  No |X|

                                TABLE OF CONTENTS

   Item                           Description                              Page

                          Part I--Financial Information
   Item 1        Financial Statements......................................... 1

                 Three Months Ended March 31, 2001 and 2000 and the Cumulative Peroid During the Development Stage From February 27, 1997 (Inception) Through March 31, 2001 (unaudited);

                 Consolidated Balance Sheet..................................  1
                 Consolidated Statement of Operations........................  2
                 Consolidated Statements of Cash Flows.......................  3
                 Notes to Consolidated Financial Statements..................4-5

   Item 2        Management's Discussion and Analysis or Plan of Operation.... 6

                         Part II--Other Information
   Item 1        Legal Proceedings............................................11
   Item 2        Changes in Securities and Use of Proceeds....................12
   Item 3        Defaults upon Senior Securities..............................14
   Item 4        Submission of Matters to a Vote of Security Holders..........15
   Item 5        Other Information............................................15
   Item 6        Exhibits and Reports on Form 8-K.............................15

                 Signatures...................................................15

        SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2001
                                  ( Unaudited)

                                     ASSETS

CASH                                                                    $ 8,443
PROPERTY AND EQUIPMENT - at cost, net                                    25,009
PATENTS - at cost, net                                                   32,858
                                                             -------------------
                                                                       $ 66,310
                                                             ===================


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable - IBM                                          $ 1,970,000
    Accounts payable - other                                            516,283
    Accrued wages and payroll taxes                                   1,571,368
    Loans payable - shareholders                                        498,571
                                                             -------------------
        TOTAL CURRENT LIABILITIES                                     4,556,222
                                                             -------------------


CONVERTIBLE NOTES PAYABLE                                               344,000
                                                             -------------------

SHAREHOLDERS' DEFICIT:
    Common stock, $.001 par value; 200,000,000 shares authorized
                 70,425,083 shares issued and outstanding.               70,425
    Additional paid-in capital                                       23,573,261
    Less:  Common stock subscriptions receivable                     (2,300,000)
    Deficit accumulated during the development stage                (26,177,598)
                                                             -------------------
        TOTAL SHAREHOLDERS' DEFICIT                                  (4,833,912)
                                                             -------------------
                                                                       $ 66,310
                                                             ===================

                 See notes to consolidated financial statements.

          SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                       ( A Development Stage Enterprise )
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  ( Unaudited )

                                                                     Three Months Ended              Cumulative During
                                                                            March 31,              the Development Stage
                                                             ----------------------------------     (February 27, 1997
                                                                  2001              2000             to March 31, 2001)
                                                             ---------------- -----------------  ---------------------------
REVENUE                                                                  $ -               $ -                          $ -

EXPENSES:
    Research and development                                       1,536,887           275,000                    7,795,591
    Selling, general and administrative                            1,778,946           844,745                   16,347,786
     Depreciation and amortization                                    32,537            21,837                      333,608
     Loss on impairment of assets                                          -                 -                      627,107
     Interest expense                                                227,196            17,661                      773,506
                                                             ---------------- -----------------  ---------------------------
        TOTAL EXPENSES                                             3,575,566         1,159,243                   25,877,598
                                                             ---------------- -----------------  ---------------------------
LOSS BEFORE EXTRAORDINARY ITEM                                    (3,575,566)       (1,159,243)                 (25,877,598)

EXTRAORDINARY ITEM-LOSS ON
      EXTINGUISHMENT OF DEBT                                               -                 -                     (300,000)
                                                             ---------------- -----------------  ---------------------------
NET LOSS                                                        $ (3,575,566)     $ (1,159,243)               $ (26,177,598)
                                                             ================ =================  ===========================
NET LOSS PER SHARE, BASIC AND DILUTED:
    BEFORE EXTRAORDINARY ITEM                                        $ (0.05)          $ (0.02)                     $ (0.90)
    EXTRAORDINARY ITEM                                                     -                 -                      $ (0.01)
                                                             ---------------- -----------------  ---------------------------
TOTAL NET LOSS PER SHARE, BASIC AND DILUTED                          $ (0.05)          $ (0.02)                     $ (0.91)
                                                             ================ =================  ===========================
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED                             70,558,136        60,392,342                   28,824,331
                                                             ================ =================  ===========================

                 See notes to consolidated financial statements.

          SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                         A Development Stage Enterprise
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three Months Ended             Cumulative During
                                                                March 31,               the Development Stage
                                                      ------------------------------     (February 27, 1997
                                                          2001            2000           to March 31, 2001)
                                                      --------------  --------------  --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                           $ (3,575,566)   $ (1,159,243)              $ (26,177,598)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                       32,537          21,837                     333,608
         Stock option compensation                        2,503,958                                   6,071,893
         Common stock issued for services and compensation  234,852          89,662                   7,393,921
         Common stock issued for interest expense           223,800               -                     360,300
         Loss on extinguishment of debt                           -               -                     300,000
         Loss on impairment of assets                             -               -                     627,107
   Changes in assets and liabilities:
          Other assets                                            -               -                      30,018
          Accounts payable and accrued expenses             473,978          17,188                   4,516,011
                                                      --------------  --------------  --------------------------
NET CASH USED IN OPERATING ACTIVITIES                      (106,441)     (1,030,556)                 (6,544,740)
                                                      --------------  --------------  --------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of property and equipment                    -         (12,672)                   (347,349)
         Acquisition of patents                                   -               -                     (46,854)
                                                      --------------  --------------  --------------------------
CASH USED IN INVESTING ACTIVITIES                                 -         (12,672)                   (394,203)
                                                      --------------  --------------  --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from loans payable - shareholders               -               -                      23,571
         Proceeds (Repayments of) from notes payable        109,000         (40,000)                  1,194,000
         Sales of common stock                                    -       1,094,171                   5,729,815
                                                      --------------  --------------  --------------------------
NET CASH PROVIDED BY
           FINANCING ACTIVITIES                             109,000       1,054,171                   6,947,386
                                                      --------------  --------------  --------------------------
NET INCREASE IN CASH                                          2,559          10,943                       8,443

CASH AT BEGINNING OF PERIOD                                   5,884           6,002                           -
                                                      --------------  --------------  --------------------------
CASH AT END OF PERIOD                                       $ 8,443        $ 16,945                     $ 8,443
                                                      ==============  ==============  ==========================

                Supplemental disclosure of cash flow information

CASH PAID DURING THE YEAR FOR:
     INTEREST                                               $     -        $      -                   $       -
                                                      ==============  ==============  ==========================
     INCOME TAXES                                           $     -        $      -                   $       -
                                                      ==============  ==============  ==========================
NON-CASH FLOW FINANCING AND INVESTING ACTIVITIES:
     Issuance of common stock for debt                      $     -        $      -                   $ 250,000
                                                      ==============  ==============  ==========================
     Issuance of common stock for investment in
           real estate joint venture                        $     -        $      -                   $ 400,000
                                                      ==============  ==============  ==========================
     Issuance of common stock for equipment                 $     -        $      -                   $   6,800
                                                      ==============  ==============  ==========================
     Issuance of common stock for IC One, Inc.              $     -        $      -                   $  42,674
                                                      ==============  ==============  ==========================
     Issuance of common stock for shareholder's loan        $     -        $      -                   $ 150,000
                                                      ==============  ==============  ==========================
     Issuance of common stock for software                  $     -        $      -                   $ 115,000
                                                      ==============  ==============  ==========================
     Issuance of common stock for notes receivable          $     -        $      -                 $ 2,300,000
                                                      ==============  ==============  ==========================

                 See notes to consolidated financial statements.

          SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiary
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.        BASIS OF PRESENTATION
          ---------------------
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 and 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the years ended December 31, 2000 and 1999 and the cumulative period during the development stage from February 27, 1997 (Inception) through December 31, 2000.

2.       PROPERTY AND EQUIPMENT
         ----------------------
         At March 31, property and equipment consists of:

                                                          2001
                                                     --------------
          Office equipment                         $       227,364
          Furniture and fixtures                            77,108
                                                     --------------

                                                           304,472
          Less: Accumulated depreciation                  (279,463)
                                                     --------------
                                                   $        25,009
                                                     ==============

3.       INTANGIBLE ASSET
         -----------------
         At March 31, intangible asset consists of:

                                               Useful Life              2001
                                             ----------------     --------------
          Patents                              14 years          $       46,854
          Less: Accumulated amortization                                (13,996)
                                                                  --------------
                                                                 $       32,858
                                                                  ==============

4.        CONVERTIBLE NOTES PAYABLE
          -------------------------
          From January 1 to March 31, 2001 the Company issued additional convertible notes payable of $109,000 which bear interest at rates of 20% per month, payable in common stock, at a price of either $0.366 or the traded market price on the tenth of each month. The Company has the option to repay the notes unless they are converted into common stock based on the conversion prices stated above. The holder can only elect to convert the notes to common stock based on the above stated conversion prices.

5.        SHAREHOLDERS' DEFICIT
          ---------------------
          In the three months ended March 31, 2001, the Company issued 1,982,540 shares of common stock. Included in this total are 926,711 shares issued for interest on convertible notes of $223,800, 979,302 shares issued for services of $234,852 and 76,527 shares issued as an adjustment to the exchange ratio for the merger with IC One, Inc. with a par value of $77.

          During 2000, the Company's Board of Directors granted options for the purchase of 12,798,333 shares of its common stock to officers, directors and employees of the Company. The exercise price for such options ranged from $0.48 to $0.80 per share, which was below the traded market price on the date of the grant. Of stock options granted prior to January 1, 2001, 2,075,369 vested during the three months ended March 31, 2001, and therefore, the Company recorded stock option compensation of $2,503,958.

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

     Although we believe our plans and expectations stated, reflected in or suggested by our forward-looking statements are reasonable, our future results and stockholder values may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. These statements reflect management's current view of our future events and are subject to certain risks, uncertainties, assumptions and risks. Any of the factors noted above or elsewhere in this document, as well as in other materials we subsequently file with the Securities and Exchange Commission, should be considered before any investor decides to purchase or retain any of our securities. Any of such factors could have a material adverse effect on our business and financial condition and prospects, results of operations and trading price for our common stock.

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

     The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our financial condition. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein and the consolidated financial statements in the annual report on form 10-KSB for the year ended December 31, 2000 and 1999 and the cumulative period during the development stage from February 27, 1997 (Inception) through December 31, 2000.

Historical Results

     Results of Operations

     We have been in a development stage during the period since inception.  See note 1 of notes to consolidated financial statements in the annual report on form 10-KSB for the year ended December 31, 2000 and 1999 and the cumulative period during the development stage from February 27, 1997 (Inception) through December 31, 2000 for a discussion of the reverse acquisition accounting. From February 27, 1997 (Inception) until March 31, 2001, we incurred total expenses of approximately $25,878,000, including approximately $7,796,000 for research and development leading to creation of our patents, software and intellectual property. Of the approximately $25.9 million of expenses, approximately $7.8 million represents the value of compensation for services or interest expense paid in kind with common equity. The balance of the expenses was funded through the sale of securities and through increases in liabilities.

     During the three months ended March 31, 2001, we incurred total expenses of approximately $3,576,000, compared to approximately $1,159,000 in the same period in 2000. The year 2001 total expenses include approximately $2,504,000 of noncash expense related to accounting for stock option compensation, which did not occur in the same period in 2000. Comparable other expenses excluding the stock option compensation were approximately $1,072,000 in 2001, compared to approximately $1,159,000 in the same period in 2000. During the period following the reverse acquisition of IC One, we have succeeded in scaling back our incurred expenses. At the current time, we are operating at a level that will require approximately $250,000 per month, including minimum amounts of reduction in the current liabilities of our subsidiary, IC One, Inc.

     Current Liabilities and Debt Reduction Plan

     We have experienced severe cash shortages and inability to pay our obligations on a timely basis. Through March 31, 2001, we had incurred approximately $4,556,000 of unpaid current liabilities, including $1,970,000 payable to IBM and approximately $1,313,000 owed to officers or directors of the Company. Since March 31, 2001, we have reached negotiated settlements to reduce liabilities by a total of $1,240,000. See note 16 of the notes to consolidated financial statements in the annual report on form 10-KSB for the year ended December 31, 2000 and 1999 and the cumulative period during the development stage from February 27, 1997 (Inception) through December 31, 2000 for an additional description of these transactions. We estimate that, at the date of filing of this report, current liabilities total approximately $2,732,000, including approximately $1,200,000 payable to IBM and $293,000 owed to officers or directors. The remaining approximately $1,239,000 of current liabilities are to vendors and other unaffiliated creditors. Substantially all of the current liabilities are past due.

     External Funding

     We have been able to raise capital through the issuance of our common stock and convertible debt securities through private placements. During the three months ended March 31, 2001, we raised approximately $109,000 from the issuance of convertible notes payable, paid for services and compensation by issuing common stock valued at approximately $235,000 (other than stock option compensation amounts) and issued common stock for interest expense of approximately $224,000.

Plan of Operation

     Business Development

     Our plan of operation focuses primarily on the continued building of business and marketing alliances and revenue channels for our intellectual property and products. We will also actively commence increased marketing efforts with specific customers including smart-card issuers, providers of payments acquiring services, and providers of hardware and software products to the industry. We will actively continue our program of integrating and licensing our software products with other applications related to electronic payments. Successful completion of contracts for the delivery of software products will require additional development resources (see Product Development Program below). Our business plan anticipates a very substantial increase in the demand for software products and services related to the use of smart-chip devices in electronic payments. At the same time, the use by electronic payments providers of smart-chip devices will increasingly come within the bounds of our patented intellectual property. We believe this will provide substantial opportunity for intellectual property licensing revenues commencing in early 2002.

     In summary, we project substantial expansion of smart-card loyalty programs in North America starting in late 2001 or early 2002 that we hope will enable us to complete new marketing and licensing arrangements that may lead to revenue during 2002. We do not expect, however, that these arrangements would result in revenues sufficient to cover operating costs prior to late 2002 or later.

     We believe that in order to adequately pursue our plan of operation and meet our business and software development needs, we would need to hire up to 20 new employees in the next several months. Our ability to obtain such people depends on our ability to obtain necessary capital.

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

         We are actively seeking to obtain through private placement of equity and/or debt securities at least $10 million of additional capital.

     Investment Banking Group Retained

     We have retained WestPark Capital Partners, LLP, as a business and financial advisor. WestPark, with offices in California and Hong Kong, is advising us on organizational and financial matters and is assisting us in pursuing necessary financing and strategic/financial relationships leading to obtaining capital as described above. Over the next few months, we expect to evaluate and possibly pursue a small number of selected business combination or joint venture alternatives identified by WestPark that involve established companies with business interests that are related to or strategic to our business.

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

Going Concern

     As noted in note 2 of notes to consolidated financial statements in the annual report on form 10-KSB for the year ended December 31, 2000 and 1999 and the cumulative period during the development stage from February 27, 1997
(Inception)  through  December  31,  2000 , the  substantial  amount of  current liabilities, the absence of revenues in the near term and the need for substantial amounts of capital necessary for our plan of operation, collectively, raise doubt about our ability to continue as a going concern.

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

                           PART II--OTHER INFORMATION


                            ITEM 1. LEGAL PROCEEDINGS

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


                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter covered by this report, the Company issued securities without registration under the Securities Act of 1933 on the terms and circumstances described in the following paragraphs.

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

     Certificates for all shares issued in the following transactions bore a restrictive legend conspicuously on their face and stop transfer instructions were noted respecting such certificates on the stock transfer records of the Company.

Common Stock Sales

     Between February 20 and May 5, 2001, we issued 57,115 shares of common stock to four purchasers, each of whom was an accredited investor, in consideration of legal and other services rendered. The market price on such dates ranged from $0.17 to $0.25. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients acknowledged in writing that the stock constituted restricted securities and consented to a legend on the certificates to be issued and stop transfer instructions with the transfer agent.

     Between March and June 2001, we issued an aggregate of 716,666 shares of common stock to three employees, each of whom was an accredited investor, for services under their employment agreements at times when the price for the common stock ranged from $0.10 to $0.25. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients acknowledged in writing that the stock constituted restricted securities and consented to a legend on the certificates to be issued and stop transfer instructions with the transfer agent.

Issuance of Limited Recourse Promissory Notes Convertible into Common Stock

     During the quarter ended March 31, 2001, we issued $109,000 in aggregate principal amount of limited recourse promissory notes convertible into our common stock. Net proceeds from the sale of these notes are to be used for specific continuing operating requirements and not to pay past due liabilities. The convertible notes bear monthly interest payable in additional shares of common stock computed based on the then-market price for the common stock in the over-the-counter market. The convertible notes are redeemable at our option, unless the investor elects to convert all or any part of the principal amount of the convertible notes into additional shares of common stock. The stated interest on the convertible notes represents 109,000 shares of common stock, issuable monthly, subject to adjustments due to reductions in the market price for our common stock below $0.20 per share. In certain cases, we have agreed not to redeem the convertible notes until such time as the investors have the right to convert their interest and principal into an agreed minimum number of shares. We estimate that the issuance of shares for the principal of and accrued interest on the notes will result in the issuance of a minimum of 1,090,000 shares of common stock.

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

Options

     Grants

         The Company has granted options as follows:

                                                              Exercise Price
Name                   Effective Date     Number of Shares    as Granted

Joe G. Coykendall      01/30/2001             350,000           $0.22
Philip J. Voelker      01/30/2001             100,000            0.22
Donna M. Kreutz        01/30/2001             100,000            0.22

     Exercises

     All officers and employees exercised their options to purchase an aggregate of 12,428,333 shares with the delivery of nonrecourse promissory notes with an aggregate principal balance of $1,335,827, after crediting Mr. Simon $255,000 against the exercise price of his options resulting from the cancellation of our indebtedness to him. In consideration of the requirement that the options be exercised immediately, we authorized the payment of the exercise price by the execution of nonrecourse promissory notes in the principal amount of the full purchase price. The notes are due no later than December 31, 2004, and provide that the maker of the note is required to repay principal only from proceeds from the sale of the stock issued. Stock issued for options exercised in consideration of the notes is being held by us as collateral for the note. If a note is not repaid at or before maturity on December 31, 2004, the subject shares would be returned to us for cancellation, and the related note would become null and void.

Exemptions from Registration

     Except as expressly otherwise stated above, each of the above transactions was effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act as transactions not involving any public offering. In each case, the offering was limited and without any general solicitation, there were a limited number of investors, and the investors were sophisticated relative to an investment in the Company and able to bear the economic risks of their investment. Each transaction was negotiated with an officer of the Company to answer questions from the investors and provide additional material information requested, to the extent it could be provided without unreasonable effort or expense. The investors had access to material information of the kind that registration would provide. All certificates contained a restrictive legend and stop transfer instructions were placed against transfer of the certificates in the absence of registration or an available exemption.


                     ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         None.


                     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                            ITEM 5. OTHER INFORMATION

         Not applicable.


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:
                  --------

                   SEC
   Exhibit      Reference
    Number        Number                            Title of Document                                Location
-------------- ------------ ------------------------------------------------------------------- -------------------

     Item 10.               Material Contracts
-------------- ------------ ------------------------------------------------------------------- -------------------
        10.01      10       Notice of Common Stock Option Grants dated January 26, 2001         Incorporated by
                                                                                                Reference(1)
        10.02      10       Form of Regular Convertible Note                                    Incorporated by
                                                                                                Reference(2)
        10.03      10       Form of Limited Recourse Convertible Note                           Incorporated by
                                                                                                Reference(2)
        10.04      10       Form of Stock Pledge Agreement                                      Incorporated by
                                                                                                Reference(2)
        10.05      10       Form of Accommodation Pledge Agreement                              Incorporated by
                                                                                                Reference(2)


(1) Incorporated by reference from Amendment No. 3 to Form 10-SB/A filed on September 10, 2001.

(2) Incorporated by reference from Annual Report on Form 10-KSB filed on October 15, 2001.

         (b) Reports on Form 8-K: During the quarter ended March 31, 2001, we did not file any reports on Form 8-K:



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SCHIMATIC Cash Transactions Network.com, Inc.


Dated:  October 17, 2001        By /s/ James A. Williams
                                  --------------------------------------------
                                  James A. Williams
                                  President


Dated:  October 17, 2001        By /s/ Joe G. Coykendall
                                  --------------------------------------------
                                  Joe G. Coykendall
                                  Sr. Vice President and Chief Financial Officer