Form 10QSB
period 2001-06-30
SCHIMATIC CASH TRANSACTIONS NETWORK COM INC
filed 2001-10-17
CIK 1100772

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


  Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of
               1934 for the Quarterly Period Ended June 30, 2001


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

                                TABLE OF CONTENTS

      Item                         Description                             Page

                          Part I--Financial Information
     Item 1    Financial Statements........................................... 1

               Six Months Ended June 30, 2001 and 2000 and the Cumulative Peroid During the Development Stage From February 27, 1997 (Inception) Through June 31, 2001 (unaudited):

               Consolidated Balance Sheet....................................  1
               Consolidated Statement of Operations..........................  2
               Consolidated Statements of Cash Flows.........................  3
               Notes to Consolidated Financial Statements....................4-5

     Item 2    Management's Discussion and Analysis or Plan of Operation...... 6

                           Part II--Other Information
     Item 1    Legal Proceedings..............................................11
     Item 2    Changes in Securities and Use of Proceeds......................12
     Item 3    Defaults upon Senior Securities................................14
     Item 4    Submission of Matters to a Vote of Security Holders............14
     Item 5    Other Information..............................................14
     Item 6    Exhibits and Reports on Form 8-K...............................15

                   Signatures.................................................16

          SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2001
                                   (Unaudited)

                                     ASSETS

      CURRENT ASSETS:
        Cash                                                           $ 60,225
        Other Current Assets                                              3,346
                                                            --------------------
             TOTAL CURRENT ASSETS                                        63,571

      PATENTS - at cost, net                                             31,358
                                                            --------------------
                                                                        $ 94,929
                                                            ====================

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

      CURRENT LIABILITIES:
        Accounts payable - IBM                                      $ 1,200,000
        Accounts payable - other                                        512,278
        Accrued wages and payroll taxes                               1,805,878
        Loans payable - shareholders                                    498,571
                                                            --------------------
             TOTAL CURRENT LIABILITIES                                4,016,727
                                                            --------------------


      CONVERTIBLE NOTES PAYABLE                                         710,000
                                                            --------------------

      SHAREHOLDERS' DEFICIT:
        Common stock, $.001 par value; 200,000,000 shares authorized
                     73,179,984 shares issued and outstanding.           73,180
        Additional paid-in capital                                   24,673,939
        Less:  Common stock subscriptions receivable                 (2,300,000)
        Deficit accumulated during the development stage            (27,078,917)
                                                            --------------------
             TOTAL SHAREHOLDERS' DEFICIT                             (4,631,798)
                                                            --------------------

                                                                       $ 94,929
                                                            ====================

                 See notes to consolidated financial statements.

          SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                       ( A Development Stage Enterprise )
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  ( Unaudited )



                                                    Three Months Ended      Six Months Ended           Cumulative During
                                                        June 30,                  June 30,            the Development Stage
                                              --------------------------- --------------------------- (February 27, 1997
                                                  2001          2000          2001          2000        to June 30, 2001)
                                              ------------- ------------- ------------- ------------- ----------------------
REVENUE                                                $ -           $ -           $ -           $ -                    $ -

EXPENSES:
    Research and development                       554,855     1,385,665     2,091,742     1,660,665              8,350,445
    Selling, general and administrative            690,143       826,293     2,469,088     1,671,038             17,037,929
     Depreciation and amortization                  26,509        21,837        59,046        43,674                360,117
     Loss on impairment of assets                        -             -             -             -                627,107
     Interest expense                              399,812        12,764       627,008        30,425              1,173,319
                                              ------------- ------------- ------------- ------------- ----------------------
        TOTAL EXPENSES                           1,671,319     2,246,559     5,246,884     3,405,802             27,548,916
                                              ------------- ------------- ------------- ------------- ----------------------

LOSS BEFORE EXTRAORDINARY ITEM                  (1,671,319)   (2,246,559)   (5,246,884)   (3,405,802)           (27,548,916)

EXTRAORDINARY ITEM-LOSS ON
      EXTINGUISHMENT OF DEBT                       770,000             -       770,000             -                470,000
                                              ------------- ------------- ------------- ------------- ----------------------
NET LOSS                                        $ (901,319) $ (2,246,559) $ (4,476,884) $ (3,405,802)         $ (27,078,916)
                                              ============= ============= ============= ============= ======================

NET LOSS PER SHARE, BASIC AND DILUTED:
   BEFORE EXTRAORDINARY ITEM                       $ (0.02)      $ (0.03)      $ (0.07)      $ (0.05)               $ (0.88)
   EXTRAORDINARY ITEM                                    -             -          0.01             -                   0.01
                                              ------------- ------------- ------------- ------------- ----------------------
NET LOSS PER SHARE, BASIC AND DILUTED              $ (0.01)      $ (0.03)      $ (0.06)      $ (0.05)               $ (0.86)
                                              ============= ============= ============= ============= ======================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED           75,347,915    67,798,032    73,232,323    66,099,778             31,433,674
                                              ============= ============= ============= ============= ======================



                 See notes to consolidated financial statements.

          SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                         A Development Stage Enterprise
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Six Months Ended              Cumulative During
                                                                    June 30,                 the Development Stage
                                                         ------------------------------       (February 27, 1997
                                                             2001             2000            to June 30, 2001)
                                                         --------------   -------------   --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                              $ (4,476,884)   $ (3,405,802)               $ (27,078,917)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                          59,046          42,837                      360,117
         Stock option compensation                           3,131,346       1,279,670                    6,699,281
         Common stock issued for services and compensation     314,697         360,745                    7,473,766
         Common stock issued for interest expense              620,000          30,425                      756,500
         (Gain) Loss on extinguishment of debt                (770,000)              -                     (470,000)
         Loss on impairment of assets                                -               -                      627,107
   Changes in assets and liabilities:
          Other assets                                          (3,346)         (1,955)                      26,672
          Accounts payable and accrued expenses                704,483         (61,227)                   4,746,516
                                                         --------------   -------------   --------------------------
NET CASH USED IN OPERATING ACTIVITIES                         (420,658)     (1,755,307)                  (6,858,958)
                                                         --------------   -------------   --------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
         Acquisition of property and equipment                       -         (63,359)                    (347,349)
         Acquisition of patents                                      -               -                      (46,854)
                                                         --------------   -------------   --------------------------
NET CASH USED IN INVESTING ACTIVITIES                                -         (63,359)                    (394,203)
                                                         --------------   -------------   --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from loans payable - shareholders                  -               -                      498,571
         Proceeds from (Repayment of) notes payable            475,000         (68,000)                   1,085,000
         Sales of common stock                                       -       1,926,397                    5,729,815
                                                         --------------   -------------   --------------------------
NET CASH PROVIDED BY
           FINANCING ACTIVITIES                                475,000       1,858,397                    7,313,386
                                                         --------------   -------------   --------------------------
NET INCREASE IN CASH                                            54,342          39,731                       60,225

CASH AT BEGINNING OF PERIOD                                      5,884           6,002                            -
                                                         --------------   -------------   --------------------------
CASH AT END OF PERIOD                                         $ 60,225        $ 45,733                     $ 60,225
                                                         ==============   =============   ==========================
                Supplemental disclosure of cash flow information

CASH PAID DURING THE YEAR FOR:
     INTEREST                                                      $ -             $ -                          $ -
                                                         ==============   =============   ==========================
     INCOME TAXES                                                  $ -             $ -                          $ -
                                                         ==============   =============   ==========================
NON-CASH FLOW FINANCING AND INVESTING ACTIVITIES:
     Issuance of common stock for debt                             $ -       $ 250,000                    $ 250,000
                                                         ==============   =============   ==========================
     Issuance of common stock for investment in
           real estate joint venture                               $ -             $ -                    $ 489,107
                                                         ==============   =============   ==========================
     Issuance of common stock for equipment                        $ -             $ -                      $ 6,800
                                                         ==============   =============   ==========================
     Issuance of common stock for IC One, Inc.                     $ -             $ -                     $ 42,674
                                                         ==============   =============   ==========================
     Issuance of common stock for shareholder's loan               $ -             $ -                    $ 150,000
                                                         ==============   =============   ==========================
     Issuance of common stock for software                         $ -             $ -                    $ 115,000
                                                         ==============   =============   ==========================
     Issuance of common stock for notes receivable                 $ -             $ -                  $ 2,300,000
                                                         ==============   =============   ==========================

                 See notes to consolidated financial statements.

          SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiary
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.        BASIS OF PRESENTATION
          ---------------------
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2001 and 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000, and 1999 and the cumulative period during the development stage from February 27, 1997 (Inception) through December 31, 2000.

2.        INTANGIBLE ASSET
          ----------------
          At June 30, intangible asset consists of:

                                              Useful Life            2001
                                           ----------------     --------------
        Patents                                 14 years            $ 46,854
        Less: Accumulated amortization                               (15,496)
                                                                --------------
                                                                    $ 31,358
                                                                ==============

3.        CONVERTIBLE NOTES PAYABLE
          --------------------------

          From January through June 30, 2001, the Company issued additional convertible notes payable of $475,000. The convertible notes payable bear interest at rates ranging from 20% to 25% per month, which is payable in common stock at a price of either $0.20 or $0.366 or, if lower, the traded market price. The Company has the option to repay the notes, unless the holder elects to convert the notes into common stock at a conversion price of $0.366. In some cases, the convertible notes cannot be completely converted into common stock until the holder has received a minimum number of shares of common stock to pay interest and/or convert a portion of the notes into common stock.

4.        Shareholders' Deficit
          ---------------------
          In the six months ended June 30, 2001, the Company issued 4,737,441 shares of common stock. Included in this total are 3,162,287 shares issued for interest on convertible notes of $620,000, 1,498,627 shares issued for services of $314,697, and 76,527 shares issued as an adjustment to the exchange ratio for the acquisition of IC One, Inc., with a par value of $77.

          During 2000, the Company's Board of Directors granted options for the purchase of 12,798,333 shares of its common stock to officers, directors and employees of the Company. The exercise prices for such options ranged from $0.48 to $0.80 per share, which was below the traded market price on the date of the grant. Of these share options, 2,595,369 vested during the six months ended June 30, 2001, and therefore, the Company recorded stock option compensation of $3,141,344.


5.        EXTRAORDINARY GAIN
          ------------------
          In June 2001, the Company reached an agreement with IBM to reduce the balance of accounts payable to IBM and as a result recorded a gain from extinguishments of debt of $770,000.

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

Historical Results

     Results of Operations

     We have been in a development stage during the period since inception.  See note 1 of notes to consolidated financial statements in the annual report on form 10-KSB for the year ended December 31, 2000 and 1999 and the cumulative period during the development stage from February 27, 1997 (Inception) through December 31, 2000 for a discussion of the reverse acquisition accounting. From February 27, 1997 (Inception) until June 30, 2001, we incurred total expenses of approximately $27,549,000, including approximately $8,350,000 for research and development leading to creation of our patents, software and intellectual property. Of the approximately $27.5 million of expenses, approximately $8.2 million represents the value of compensation for services or interest expense paid in kind with common equity. The balance of the expenses was funded through the sale of securities and through increases in liabilities.

     During the six months ended June 30, 2001, we incurred total expenses of approximately $5,247,000, compared to approximately $3,406,000 in the same period in 2000. The year 2001 expenses include approximately $3,131,000 of noncash expense related to accounting for stock option compensation, compared to approximately $1,280,000 in the same period in 2000. Comparable other expenses excluding the stock option compensation were approximately $2,116,000 in 2001, compared to approximately $2,126,000 in the same period in 2000. During the period following the reverse acquisition of IC One, we have succeeded in scaling back our incurred expenses. At the current time, we are operating at a level that will require approximately $250,000 per month, including minimum amounts of reduction in the current liabilities of our subsidiary, IC One, Inc.

     Current Liabilities and Debt Reduction Plan

     We  have  experienced  severe  cash  shortages  and  inability  to pay  our obligations on a timely basis. Through June 30, 2001, we had incurred approximately $4,017,000 of unpaid current liabilities, including $1,200,000 payable to IBM and $1,446,000 owed to officers or directors of the Company. Since June 30, 2001, we have reached negotiated settlements to reduce liabilities by a total of $1,240,000. See note 16 of the notes to consolidated financial statements in the annual report on form 10-KSB for the year ended December 31, 2000 and 1999 and the cumulative period during the development stage from February 27, 1997 (Inception) through December 31, 2000 for an additional description of these transactions. We estimate that, at the date of filing of this report, current liabilities total approximately $2,732,000, including approximately $1,200,000 payable to IBM and approximately $293,000 owed to officers or directors. The remaining approximately $1,239,000 of current liabilities are to vendors and other unaffiliated creditors. Substantially all of the current liabilities are past due.

     External Funding

     We have been able to raise capital through the issuance of our common stock and convertible debt securities through private placements. During the six months ended June 30, 2001, we raised approximately $475,000 from the issuance of convertible notes payable, paid for services and compensation by issuing common stock valued at approximately $315,000 (other than stock option compensation amounts) and issued common stock for interest expense of $620,000.

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

     Investment Banking Group Retained

     We have retained WestPark Capital Partners, LLP as a business and financial advisor. WestPark, with offices in California and Hong Kong, is advising us on organizational and financial matters and is assisting us in pursuing necessary financing and strategic/financial relationships leading to obtaining capital as described above. Over the next few months, we expect to evaluate and possibly pursue a small number of selected business combination or joint venture alternatives identified by WestPark that involve established companies with business interests that are related to or strategic to our business.

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

Going Concern

     As noted in note 2 of consolidated financial statements in the annual report on form 10-KSB for the year ended December 31, 2000 and 1999 and the cumulative period during the development stage from February 27, 1997 (Inception) through December 31, 2000 , the substantial amount of current liabilities, the absence of revenues in the near term and the need for substantial amounts of capital necessary for our plan of operation, collectively, raise doubt about our ability to continue as a going concern.

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

     Based on the rapid advancement of the smart-chip-based electronic payments industry, the financial and operating plans described above, and our successful plan to reduce by negotiation our current liabilities, we believe that we are a going concern.

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

     On October 16, 2000, after evaluating the position of Messrs. Hauge and Hipsley, we entered into a Settlement, Release, Conveyance, and Covenant not to Sue with Mr. Hauge and CardOne Corporation. Under the agreement, we agreed to employ Mr. Hauge, and Mr. Hauge agreed to assist us in resolving claims against the CardOne entities, to convey to us his right, title, or interest to common stock, preferred stock and any other securities in the CardOne entities, to waive any further claim to any right, title, or interest in common stock, preferred stock and any other securities in the CardOne entities, to waive any indebtedness against the CardOne entities, to convey to us his interest, and disclaim any further interest, in the intellectual properties formerly held by the CardOne entities, and to deliver all books and records of the CardOne entities in his possession to us. Mr. Hauge, CardOne Corporation, and we further agreed to a complete mutual release of claims, waiver, and covenant not to sue.

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

Marilyn Grish

     On September 18, 2001, we were served with a summons and complaint for an action filed by Marilyn Grish in the Third Judicial District Court, Salt Lake County, Utah, entitled Grish v. SCHIMATIC Cash Transactions Network.com aka SCTN dba Smart Chip Technologies, Inc. fka IC One, Inc., civil no. 010907398, for breach of an independent contractor's contract and seeking unspecified damages.

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


                ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     During the quarter covered by this report, we issued securities without registration under the Securities Act of 1933 on the terms and circumstances described in the following paragraphs.

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

     Certificates for all shares issued in the following transactions bore a restrictive legend conspicuously on their face and stop transfer instructions were noted respecting such certificates on our stock transfer records.

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

     On April 17, 2001, we issued 148,750 shares of common stock to John D. Hipsley and 92,500 shares to Richard T. Hauge, both of whom were accredited investors, as partial consideration for a settlement and release agreement entered into with them. See Part II, Item 1, Legal Proceedings: CardOne Development Company and CardOne Corporation. On such date, the approximate price of our common stock was $0.14 per share. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients acknowledged in writing that the notes constituted restricted securities and that any stock received on conversion would constitute restricted securities and consented to a legend on the certificates to be issued and stop transfer instructions with the transfer agent.

     On April 16, 2001, we issued 110,960 shares of common stock to cancel our purchase of an office building in which our principal executive offices are located at 740 East 3900 South, Salt Lake City, Utah. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients acknowledged in writing that the notes constituted restricted securities and that any stock received on conversion would constitute restricted securities and consented to a legend on the certificates to be issued and stop transfer instructions with the transfer agent.

Issuance of Limited Recourse Promissory Notes Convertible into Common Stock

     During the quarter ended June 30, 2001, we issued $366,000 in aggregate principal amount of limited recourse promissory notes convertible into our common stock. Net proceeds from the sale of these notes are to be used for specific continuing operating requirements and not to pay past due liabilities. The convertible notes bear monthly interest payable in additional shares of common stock computed based on the then-market price for the common stock in the over-the-counter market. The convertible notes are redeemable at our option, unless the investor elects to convert all or any part of the principal amount of the convertible notes into additional shares of common stock. The stated interest on the convertible notes represents 366,000 shares of common stock, issuable monthly, subject to adjustments due to reductions in the market price for our common stock below $0.20 per share. In certain cases, we have agreed not to redeem the convertible notes until such time as the investors have the right to convert their interest and principal into an agreed minimum number of shares. We estimate that the issuance of shares for the principal of and accrued interest on the notes will result in the issuance of a minimum of 3,660,000 shares of common stock.

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

Option Exercises

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

                     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:
                  --------

                   SEC
   Exhibit      Reference
    Number        Number                            Title of Document                                Location
-------------- ------------ ------------------------------------------------------------------- -------------------

     Item 10.               Material Contracts
-------------- ------------ ------------------------------------------------------------------- -------------------

        10.01      10       Settlement and Release Agreement between SCHIMATIC Cash             Incorporated by
                            Transactions Network.com, Inc. and International Business           Reference(1)
                            Machines Corporation dated August 2, 2001
        10.02      10       Office Building Lease, 740 East 3900 South, Salt Lake City, Utah,   Incorporated by
                            between Big M Investments & MDF 740 E LLC and Schimatic Cash        Reference(1)
                            Transaction Network.com, Inc. dated August 29, 2001
        10.03      10       Collateralized Nonrecourse Loan Agreement (with Letter of Option    Incorporated by
                            Exercise and Stock Power of Attorney), dated May 3, 2001            Reference(1)
        10.13      10       Letter to Officers dated July 1, 2001, relating to options to       Incorporated by
                            purchase shares                                                     Reference(1)
        10.16      10       Form of Regular Convertible Note                                    Incorporated by
                                                                                                Reference(2)
        10.17      10       Form of Limited Recourse Convertible Note                           Incorporated by
                                                                                                Reference(2)
        10.18      10       Form of Stock Pledge Agreement                                      Incorporated by
                                                                                                Reference(2)
        10.19      10       Form of Accommodation Pledge Agreement                              Incorporated by
                                                                                                Reference(2)


(1) Incorporated by reference from Amendment No. 3 to Form 10-SB/A filed on September 10, 2001.

(2) Incorporated by reference from Annual Report on Form 10-KSB filed on October 15, 2001.

         (b) Reports on Form 8-K: During the quarter ended June 30, 2001, we did not file any reports on Form 8-K:

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SCHIMATIC Cash Transactions Network.com, Inc.


Dated:  October 17, 2001        By /s/ James A. Williams
                                  ----------------------------------------------
                                  James A. Williams
                                  President


Dated:  October 17, 2001       By /s/ Joe G. Coykendall
                                 -----------------------------------------------
                                  Joe G. Coykendall
                                  Sr. Vice President and Chief Financial Officer