Form 10QSB/A
period 2000-03-31
SCHIMATIC CASH TRANSACTIONS NETWORK COM INC
filed 2001-11-02
CIK 1100772

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               Amendment No. 1 to
                                  FORM 10-QSB/A


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

                                       n/a
(Former name, former address and former fiscal year, if changed since last report)


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


This amended report is significantly different than the previous report filed for this period and it is the Company's intention that this report should be considered as a revised report in its entirety.

                                TABLE OF CONTENTS

     Item                       Description                                 Page

                          Part I--Financial Information
     Item 1        Financial Statements.........................................

                   Three Months Ended March 31, 2000 and 1999 and the Cumulative Period During the Development Stage From February 27, 1997 (Inception) Through March 31, 2000 (unaudited):

                   Consolidated Balance Sheet...............................   1
                   Consolidated Statements of Operations....................   2
                   Consolidated Statements of Cash Flows....................   3
                   Notes to Consolidated Financial Statements...............   4

     Item 2        Management's Discussion and Analysis or Plan of Operation.. 5

                           Part II--Other Information
     Item 1        Legal Proceedings.......................................... 9
     Item 2        Changes in Securities and Use of Proceeds..................10
     Item 3        Defaults upon Senior Securities............................12
     Item 4        Submission of Matters to a Vote of Security Holders........12
     Item 5        Other Information..........................................12
     Item 6        Exhibits and Reports on Form 8-K...........................12

                   Signatures.................................................13

          SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2000
                                   (Unaudited)

                                     ASSETS

CASH                                                           $    16,945
PROPERTY AND EQUIPMENT - at cost, net                              291,684
PATENTS - at cost, net                                              39,521
INVESTMENT IN REAL ESTATE JOINT VENTURE                            489,108
                                                                 ---------
                                                               $   837,258
                                                                 =========



                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Accounts payable - IBM                                        $ 1,970,000
 Accounts payable - other                                          280,016
 Accrued wages and payroll taxes                                   454,833
 Notes payable                                                     375,000
 Loans payable - shareholders                                      300,325
                                                                 ---------
       TOTAL CURRENT LIABILITIES                                 3,380,174
                                                                 ---------



SHAREHOLDERS' DEFICIT:
 Common stock, $.001 par value;
  200,000,000 shares authorized
  64,117,617 shares issued and
  outstanding.                                                      64,118
 Additional paid-in capital                                     15,401,875
 Less: Common stock subscriptions receivable                    (2,300,000)
 Deficit accumulated during the development stage              (15,708,909)
                                                                ----------
       TOTAL SHAREHOLDERS' DEFICIT                              (2,542,916)
                                                                ----------
                                                               $   837,258
                                                                ==========

                 See notes to consolidated financial statements.

          SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                       ( A Development Stage Enterprise )
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  ( Unaudited )



                                      Three Months Ended     Cumulative During
                                           March 31,       the Development Stage
                                    ---------------------   (February 27, 1997
                                       2000        1999     to March 31, 2000)
                                    ----------  ---------- ---------------------
                                                (Restated
                                                see Note 5)
REVENUE                           $      -     $      -      $        -

EXPENSES:
 Research and development             287,823      667,006       3,302,175
 Selling, general and administrative  857,568      916,036      11,613,000
 Depreciation and amortization         21,837       22,000         192,759
 Interest expense                      17,661       59,217         300,975
                                    ---------    ---------    -------------
TOTAL EXPENSES                      1,184,889    1,664,259      15,408,909
                                    ---------    ---------    -------------

LOSS BEFORE EXTRAORDINARY ITEM     (1,184,889)  (1,664,259)    (15,408,909)

EXTRAORDINARY ITEM-LOSS ON
 EXTINGUISHMENT OF DEBT                   -            -          (300,000)
                                    ---------    ---------      -----------
NET LOSS                          $(1,184,889) $(1,664,259)  $ (15,708,909)
                                    =========    =========      ===========


NET LOSS PER SHARE, BASIC
 AND DILUTED:
  BEFORE EXTRAORDINARY ITEM       $     (0.02) $     (0.03)  $       (0.28)
  EXTRAORDINARY ITEM                     -             -             (0.01)
                                    ---------    ---------      ----------
NET LOSS PER SHARE,
 BASIC AND DILUTED                $     (0.02) $     (0.03)  $       (0.28)
                                    =========    =========      ==========


WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING,
  BASIC AND DILUTED                64,224,910   51,225,688      55,219,209
                                   ==========   ==========      ==========




                 See notes to consolidated financial statements.

          SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                         A Development Stage Enterprise
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                             Three Months Ended         Cumulative During
                                                                   March 31,          the Development Stage
                                                          --------------------------- (February 27, 1997
                                                             2000           1999       to March 31, 2000)
                                                          ------------  -------------  ------------------
                                                                         (Restated
                                                                         see Note 5)
  CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                              $(1,184,889)  $ (1,664,258)     $  (15,708,909)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                         21,837         22,000             192,759
         Common stock issued for services and compensation    115,308        793,331           6,730,645
           (Gain)Loss on extinguishment of debt                     -              -             300,000
   Changes in assets and liabilities:
          Other assets                                              -         30,018              30,018
          Accounts payable and accrued expenses               304,938        167,385           3,464,432
                                                          ------------  -------------  ------------------

NET CASH USED IN OPERATING ACTIVITIES                        (742,806)      (651,524)         (4,991,055)
                                                          ------------  -------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES;
         Acquisition of property and equipment                (12,672)       (30,387)           (355,310)
         Acquisition of patents                                     -         (3,148)            (46,854)
                                                          ------------  -------------  ------------------

CASH USED IN INVESTING ACTIVITIES                             (12,672)       (33,535)           (402,164)
                                                          ------------  -------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from loans payable - shareholders                 -              -             375,000
         Proceeds from notes payable                          (40,000)             -             425,325
         Sales of common stock                                806,421        669,750           4,609,839
                                                          ------------  -------------  ------------------

NET CASH PROVIDED BY
           FINANCING ACTIVITIES                               766,421        669,750           5,410,164
                                                          ------------  -------------  ------------------

NET INCREASE (DECREASE) IN CASH                                10,943        (15,309)             16,945

CASH AT BEGINNING OF PERIOD                                     6,002         30,837                   -
                                                          ------------  -------------  ------------------

CASH AT END OF PERIOD                                        $ 16,945       $ 15,528            $ 16,945
                                                          ============  =============  ==================

                Supplemental disclosure of cash flow information

CASH PAID DURING THE YEAR FOR:
     Interest                                                $      -    $         -     $             -
                                                          ============  =============  ==================
     Income taxes                                            $      -    $         -     $             -
                                                          ============  =============  ==================


NON-CASH FLOW FINANCING AND INVESTING ACTIVITIES:

     Issuance of common stock for investment in
           real estate joint venture                         $ 89,108    $         -     $       489,108
                                                          ============  =============  ==================
     Issuance of common stock for equipment                  $  6,800    $         -     $         6,800
                                                          ============  =============  ==================
     Issuance of common stock for IC One, Inc.               $      -    $         -     $        42,674
                                                          ============  =============  ==================
     Issuance of common stock for shareholder's loan         $      -    $         -     $       150,000
                                                          ============  =============  ==================
     Issuance of common stock for software                   $      -    $         -     $       115,000
                                                          ============  =============  ==================
     Issuance of common stock for notes receivable           $      -    $         -     $     2,300,000
                                                          ============  =============  ==================


                 See notes to consolidated financial statements.

          SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiary
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.        BASIS OF PRESENTATION
          ---------------------

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 and 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited condensed consolidated
          financial   statements   should  be  read  in  conjunction   with  the
          consolidated financial statements and footnotes included in the Company's Form 10-SB/A for the years ended December 31, 2000 and 1999 and the cumulative period during the development stage from February 27, 1997 (Inception) through December 31, 2000.

2.        PROPERTY AND EQUIPMENT
          ----------------------
          At March 31, property and equipment consists of:

                                                            2000
                                                     --------------
          Office equipment                            $     239,823
          Furniture and fixtures                             76,916
          Software                                          120,222
          Leasehold improvements                             40,149
                                                     --------------
                                                            477,110
          Less: Accumulated depreciation                   (185,426)
                                                     --------------
                                                     $      291,684
                                                     ==============

3.        INTANGIBLE ASSET
          -----------------
          At March 31, intangible asset consists of:

                                                Useful Life              2000
                                             ----------------     --------------
          Patents                                14 years      $         46,854
          Less: Accumulated amortization                                 (7,333)
                                                                  --------------
                                                               $         39,521
                                                                  ==============

4.        SHAREHOLDERS' DEFICIT
          ---------------------

          In the three months ended March 31, 2000, the Company issued 1,082,901 shares of common stock. Included in this total are 753,306 shares issued for cash with proceeds of $806,421, 191,188 shares issued for services of $115,308, 8,000 shares issued for $6,800 of office equipment and 130,407 shares for $89,108 additional investment in real estate joint venture.

          In January and March 2000, the Company's Board of Directors granted options for the purchase of 3,724,000 shares of its common stock to officers, directors and employees of the Company. The exercise prices for such options ranged from $0.48 to $0.80 per share, which was below the traded market price on the date of grant. Vesting of the right to exercise such stock options will occur over periods until the year 2010. All of the stock options expire at the end of 10 years from the date of grant. None of these options vested during the three months ended March 31, 2000, and therefore, the Company has not recorded stock option compensation.

5.        ADJUSTMENTS ISSUED TO PRIOR PERIODS
          -----------------------------------

          During 2000, the Company identified certain transactions that should have been recorded by IC One prior to September 1999, the date of the reverse acquisition. IC One had issued common stock for certain consulting, officers and employee services, which were valued at $6,264,510, issued common stock for notes receivable of $2,300,000 and the rights to software valued at $115,000. Since IC One is treated as the continuing entity for reverse acquisition accounting purposes and the historical financial statements presented are those of IC One, the Company recorded prior period adjustments for the years ended December 31, 1999, 1998 and 1997. Therefore, the Company has recorded an adjustment to common stock, additional paid-in capital and accumulated deficit for the services and compensation performed during the three months ended March 31, 1999 of $793,331 (the total adjustment for 1999 is $2,657,153), in 1998 of $1,260,389, and in 1997 of $2,346,968. In
          addition, in 1999 and 1998 IC One recorded adjustments for the issuance of common stock for notes receivable and in 1999 recorded an adjustment for the purchase of software.


          The prior  period  adjustments  for IC One for the three  months ended
          March 31, 1999, have been reflected in the Company's statement of operations as follows:

                                                                  As Previously
                                                  As Restated          Reported
                                                  ------------   ---------------
          Revenue                                 $          -   $            -

          Expenses                                  1,664,259          870,927
                                                  ------------   ---------------

          Net loss                                $(1,664,259)   $     (870,927)
                                                  ============   ===============


          Net loss per share, basic and diluted  $      (0.03)   $        (0.05)
                                                  ============   ===============


         Weighted average number of common shares
         outstanding, basic and diluted            51,225,688        17,052,000
                                                  ============   ===============


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

     The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our financial condition. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein and the consolidated financial statements in form 10-SB/A for the year ended December 31, 2000 and 1999 and the cumulative period during the development stage from February 27, 1997 (Inception) through December 31, 2000.

Historical Results

     Results of Operations


     We have been in a development stage during the period since inception.  See note 1 of notes to consolidated financial statements in form 10-SB/A for the year ended December 31, 2000 and 1999 and the cumulative period during the development stage from February 27, 1997 (Inception) through December 31, 2000 for a discussion of the reverse acquisition accounting. From February 27, 1997 (Inception) until March 31, 2000, we incurred total expenses of approximately $15,409,000, including approximately $3,302,000 for research and development leading to creation of our patents, software and intellectual property. Of the approximately $15.4 million of expenses, approximately $6.7 million represents the value of compensation for services or interest expense paid for by the issuance of common stock. The balance of the expenses was funded through the sale of securities and through increases in liabilities.

     During the three months ended March 31, 2000, we incurred total expenses of approximately $1,185,000, compared to approximately $1,664,000 in the same period in 1999. During the period following the reverse acquisition of IC One, we have succeeded in scaling back our incurred expenses. At the current time, we are operating at a level that will require approximately $250,000 per month, including minimum amounts of reduction in the current liabilities of our subsidiary, IC One, Inc.

     Current Liabilities and Debt Reduction Plan

     We have experienced severe cash shortages and inability to pay our obligations on a timely basis. Through March 31, 2000, we had incurred approximately $3,380,000 of unpaid current liabilities. Since March 31, 2000, we have reached negotiated settlements to reduce liabilities by a total of $1,240,000. See note 16 of the notes to consolidated financial statements in form 10-SB/A for the year ended December 31, 2000 and 1999 and the cumulative period during the development stage from February 27, 1997 (Inception) through December 31, 2000, for an additional description of these transactions. We estimate that, at the date of filing of this report, current liabilities total approximately $2,732,000, including approximately $1,200,000 payable to IBM and $293,000 owed to officers or directors. The remaining approximately $1,239,000 of current liabilities are to vendors and other unaffiliated creditors. Substantially all of the current liabilities are past due.

     External Funding


     We have been able to raise capital through the issuance of our common stock securities through private placements. During the three months ended March 31, 2000, we raised approximately $806,000 from the sale of common stock for cash and paid for services and compensation by issuing common stock valued at approximately $115,000 (other than stock option compensation amounts).

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

Going Concern

     As noted in note 2 of notes to consolidated financial statements in form 10-SB/A for the year ended December 31, 2000 and 1999 and the cumulative period during the development stage from February 27, 1997 (Inception) through December 31, 2000, the substantial amount of current liabilities, the absence of revenues in the near term and the need for substantial amounts of capital necessary for our plan of operation, collectively, raise doubt about our ability to continue as a going concern.

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

                           PART II--OTHER INFORMATION


                            ITEM 1. LEGAL PROCEEDINGS

         We are not a party to any material legal proceedings, and to our knowledge, no such legal proceedings have been threatened against us, except as follows:

Canopy Group, Inc.

     On March 24, 2000, a judgment against us was entered by the Third Judicial Court of Salt Lake County, State of Utah, in the matter Canopy Group, Inc. vs. IC One, Inc. (case no. 990911994CN), in which the Canopy Group sought collection of a $250,000 note, plus interest, attorney's fees and costs, due by IC One. On August 7, 2000, the court entered a satisfaction of judgment based on a settlement agreement reached between the Company and the Canopy Group. The settlement agreement called for us to pay the full amount of principal and interest due under the note. Under the settlement agreement, the Canopy Group bought 1,539,585 shares of common stock for the purchase price of $0.3666 per share, for an aggregate purchase price of $564,417, paid as follows: $250,000 paid by check and the balance of $314,417 paid by satisfaction of a judgment in that amount owed by us.

James E. Biorge

     We are reviewing, with the advice of legal counsel, whether we have legal claims that may be asserted against James E. Biorge, a founder and officer and director of IC One at the time it was acquired in September 1999. At the time of such acquisition, we set aside in a special trust approximately 7.8 million shares of common stock to be used to resolve claims that may be asserted against IC One by persons claiming an interest in or claim against IC One as a successor-in-interest to the assets, operations and liabilities of CardOne, which Mr. Biorge had also been instrumental in founding and which had been involved in the initial development of the intellectual properties subsequently acquired by IC One before IC One was acquired by us. We believe that all or a portion of the 7.8 million shares then reserved to satisfy such claims, all of which have subsequently been used for such purpose, should properly be the responsibility of Mr. Biorge. On the basis of our previous assertion that we may make such a claim against Mr. Biorge and perhaps other reasons not known to us, Mr. Biorge has refused to accept certificates for 11,503,138 shares of our common stock to which he would have been entitled to receive in exchange for his stock in IC One. We may pursue claims against Mr. Biorge and seek, among other relief, cancellation of all or a portion of all shares issued to him.

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

Other Creditors

     From time to time, creditors threaten to initiate litigation to collect amounts owed by us and reported in our financial statements. In cases in which litigation is threatened or initiated, we seek to negotiate a settlement or forbearance agreement.


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

         Certificates for all shares issued in the following transactions bore a restrictive legend conspicuously on their face and stop transfer instructions were noted respecting such certificates on the stock transfer records of the Company, except as expressly noted in the case of the issuance of securities under compensatory benefit plans in reliance on Rule 701 promulgated under the Securities Act of 1933.

Sales for Assets, Services or Cash

     Miscellaneous

     On January 4, 2000, 8,000 shares of restricted common stock were issued as the purchase price for $6,800 in capital equipment, or $0.85 per share.

     On January 4, 2000, a former Schimatic Technologies, Inc. stockholder returned 286,267 shares of restricted common stock based on an agreement. The shares were canceled and returned to the status of authorized and unissued stock.

     Services


     During the quarter ended March 31, 2000, we issued 191,188 shares of restricted common stock to four nonaccredited investors, in exchange for financial, technical and management services, with a total value of $115,308, or $0.60 . Between such dates, the trading price of the common stock ranged between approximately $0.88 and $3.94 per share. The offering was limited to, and each of the persons receiving stock in the foregoing transactions was, one or more of the following: a regular employee/consultant, an existing stockholder, or a family member or personal or business associate of an affiliate. Each was able to bear the financial risk of the investment. Each transaction was negotiated by one or more of our executive officers. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients acknowledged in writing that they were receiving restricted securities and consented to a legend on the certificates issued and stop transfer instructions with the transfer agent.


     Cash Sales


     During the quarter ending March 31, 2000, we issued and sold an aggregate of 753,306 shares of restricted common stock for cash of $806,421, or an average of approximately $1.07 per share, to 71 accredited purchasers. During such period, the market price for the common stock ranged between approximately $0.88 and $3.94 per share. The offering was limited to, and each of the persons receiving stock in the foregoing transactions was, one or more of the following: a regular employee/consultant, an existing stockholder, a family member or personal or business associate of an affiliate, an employee, or a then-current stockholder. Each of the 71 purchasers approached us regarding the investment. Each was able to bear the financial risk of the investment. Each transaction was negotiated by one or more of our executive officers. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients acknowledged in writing that they were receiving restricted securities and consented to a legend on the certificates issued and stop transfer instructions with the transfer agent.


Options

     Grants

         We granted options as follows:

     Name              Effective Date Number of Shares Exercise Price as Granted
     -----------------  ------------- ---------------- -------------------------
Officers and Directors:
     Peter Bennee       01/13/2000*            600,000                 $0.48
     James Williams     03/01/2000           2,250,000                  0.48
     Donna Kreutz       01/13/2000*            200,000                  0.48
     Paul Christensen   01/13/2000*            100,000                  0.48

Other Employees:
     Chris Jones        01/13/2000             200,000                  0.48
     Sandi Lueck        01/13/2000              35,000                  0.48
     Matt Mangum        03/09/2000              24,000                  0.80
     James McKenna      01/13/2000              35,000                  0.48
     Debra Feraco       01/13/2000              60,000                  0.48
     Elaine Beavon      01/13/2000              60,000                  0.48
     Rhoda Debes        01/13/2000              60,000                  0.48
     Rex Griffiths      01/13/2000             100,000                  0.48
------------------
* The options noted were granted in reliance on the exemption from registration set forth in Rule 701 for certain compensatory benefit plans and contracts relating to compensation, to certain Company-related individuals. Each person receiving this compensation was a past or present employee, director, officer, family member, consultant or advisor. We made the offers and sales pursuant to written compensatory benefit plans delivered to the investors. In each fiscal year, less than the maximum allowable amount of $1,000,000 or 15% of the outstanding amount of the class of securities was offered and sold in reliance on this section. In no fiscal year have we exceeded the $5,000,000 annual limit that would trigger additional disclosure obligations to the investors. We also rely on the exemption from registration provided in Section 4(2) for these offers and sales as noted below.

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


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:
                  --------

                   SEC
   Exhibit      Reference
    Number        Number                            Title of Document                                Location
-------------- ------------ ------------------------------------------------------------------- -------------------

     Item 10.               Material Contracts
-------------- ------------ ------------------------------------------------------------------- -------------------
        10.01      10       Employment Agreement between SCTN dba IC One, Inc. and Jim          Incorporated by
                            Williams dated February 9, 2000, effective as of March 1, 2000      Reference(1)


(1) Incorporated by reference from Amendment No. 3 to Form 10-SB/A filed on September 10, 2001.

         (b) Reports on Form 8-K: During the quarter ended March 31, 2000, -------------------- we did not file any reports on Form 8-K:

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SCHIMATIC Cash Transactions Network.com, Inc.


Dated:  November 2, 2001           By /s/ James A. Williams
                                     -------------------------------------------
                                     James A. Williams
                                     President


Dated:  November 2, 2001           By /s/ Joe G. Coykendall
                                     -------------------------------------------
                                     Joe G. Coykendall
                                     Sr.  Vice  President  and  Chief  Financial
                                     Officer