Form 10QSB/A
period 2000-06-30
SCHIMATIC CASH TRANSACTIONS NETWORK COM INC
filed 2001-11-02
CIK 1100772

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

                   Six Months Ended June 30, 2000 and 1999 and the Cumulative Period During the Development Stage From February 27, 1997 (Inception) Through June 31, 2000 (unaudited):

                   Consolidated Balance Sheet                                  1
                   Consolidated Statements of Operations                       2
                   Consolidated Statements of Cash Flows                       3
                   Notes to Consolidated Financial Statements                  4

     Item 2        Management's Discussion and Analysis or Plan of Operation.. 6

                           Part II--Other Information
     Item 1        Legal Proceedings..........................................10
     Item 2        Changes in Securities and Use of Proceeds..................11
     Item 3        Defaults upon Senior Securities............................13
     Item 4        Submission of Matters to a Vote of Security Holders........13
     Item 5        Other Information..........................................14
     Item 6        Exhibits and Reports on Form 8-K...........................14

                   Signatures.................................................15

          SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2000
                                   (Unaudited)

                                     ASSETS

      CURRENT ASSETS:
        Cash                                                           $ 45,733
        Other Current Assets                                              1,955
                                                             -------------------
             TOTAL CURRENT ASSETS                                        47,688

      PROPERTY AND EQUIPMENT - at cost, net                             322,008

      PATENTS - at cost, net                                             38,884

      INVESTMENT IN REAL ESTATE JOINT VENTURE                           489,108
                                                             -------------------
                                                                       $ 897,688
                                                             ===================


                      LIABILITIES AND SHAREHOLDERS' DEFICIT

      CURRENT LIABILITIES:
        Accounts payable - IBM                                      $ 1,970,000
        Accounts payable - other                                         12,028
        Accrued wages and payroll taxes                                 507,933
        Notes payable                                                   125,000
        Loans payable - shareholders                                    272,325
                                                             -------------------
             TOTAL CURRENT LIABILITIES                                2,887,286
                                                             -------------------


      SHAREHOLDERS' DEFICIT:
        Common stock, $.001 par value; 200,000,000 shares authorized
                     67,149,844 shares issued and outstanding.           67,150
        Additional paid-in capital                                   18,075,974
        Less:  Common stock subscriptions receivable                 (2,300,000)
        Deficit accumulated during the development stage            (17,832,722)
                                                             -------------------
             TOTAL SHAREHOLDERS' DEFICIT                             (1,989,598)
                                                             -------------------
                                                                         897,688
                                                             ===================

                 See notes to consolidated financial statements.

          SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                       ( A Development Stage Enterprise )
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  ( Unaudited )



                                                   Three Months Ended         Six Months Ended        Cumulative During
                                                       June 30,                   June 30,          the Development Stage
                                              -------------------------- --------------------------   (February 27, 1997
                                                 2000          1999          2000         1999        to June 30, 2000)
                                              ------------ ------------- ------------- ------------ ----------------------

                                                           (Restated-                  (Restated-
                                                           See Note 5)                  See Note 5)
REVENUE                                       $         -  $          -  $          -  $         -       $               -

EXPENSES:
    Research and development                    1,292,083       921,373     1,579,906     1,588,379              4,594,258
    Selling, general and administrative           732,711       669,475     1,590,279     1,585,511             12,345,711
     Depreciation and amortization                 21,837       124,850        43,674       146,850                214,596
     Interest expense                              77,181         1,166        94,842        60,383                378,156
                                              ------------ ------------- ------------- ------------ ----------------------
        TOTAL EXPENSES                          2,123,812     1,716,864     3,308,701     3,381,123             17,532,721
                                              ------------ ------------- ------------- ------------ ----------------------

LOSS BEFORE EXTRAORDINARY ITEM                 (2,123,812)   (1,716,864)   (3,308,701)   (3,381,123)           (17,532,721)

EXTRAORDINARY ITEM-LOSS ON
      EXTINGUISHMENT OF DEBT                            -             -             -             -               (300,000)
                                              ------------ ------------- ------------- ------------ ----------------------

NET LOSS                                      $ (2,123,812)$ (1,716,864) $ (3,308,701) $ (3,381,123)       $   (17,832,721)
                                              ============ ============= ============= ============ ======================

NET LOSS PER SHARE, BASIC AND DILUTED:

   BEFORE EXTRAORDINARY ITEM                      $ (0.03)      $ (0.03)      $ (0.06)      $ (0.07)       $         (0.32)
   EXTRAORDINARY ITEM                                   -             -             -            -                       -
                                              ------------  ------------  ------------  -----------  ---------------------

NET LOSS PER SHARE, BASIC AND DILUTED             $ (0.03)      $ (0.03)      $ (0.06)      $ (0.07)               $ (0.32)
                                              ============  ============  ============  ===========  =====================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED          66,863,721    51,115,938    55,437,710    51,170,813             55,656,211
                                              ============ ============= ============= ============ ======================



                 See notes to consolidated financial statements.

          SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                         A Development Stage Enterprise
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                             Six Months Ended           Cumulative During
                                                                 June 30,              the Development Stage
                                                        ---------------------------   (February 27, 1997
                                                           2000           1999          to June 30, 2000)
                                                        ------------   ------------  -------------------------
                                                                        (Restated-
                                                                        See Note 5)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                            $(3,308,701)   $ (3,381,123)            $ (17,832,721)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                       42,837        146,850                    213,759
         Stock option compensation                        1,279,670      1,248,750                  1,279,670
         Common stock issued for services and compensation  199,227        959,831                  6,814,564
         Common stock issued for interest expense            64,417              -                     64,417
         (Gain)Loss on extinguishment of debt                     -              -                    300,000
   Changes in assets and liabilities:
          Other assets                                       (1,955)        28,944                     28,063
          Accounts payable and accrued expenses             224,424        140,518                  3,383,918
                                                        ------------   ------------  -------------------------

NET CASH USED IN OPERATING ACTIVITIES                    (1,500,081)      (856,230)                (5,748,330)
                                                        ------------   ------------  -------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of property and equipment              (63,359)       (51,747)                  (405,997)
         Acquisition of patents                                   -        (10,069)                   (46,854)
                                                        ------------   ------------  -------------------------

CASH USED IN INVESTING ACTIVITIES                           (63,359)       (61,816)                  (452,851)
                                                        ------------   ------------  -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from loans payable - shareholders               -              -                    375,000
         (Repayment of ) proceeds from notes payable        (68,000)             -                    397,325
         Sales of common stock                            1,671,171        948,250                  5,474,589
                                                        ------------   ------------  -------------------------
NET CASH PROVIDED BY
           FINANCING ACTIVITIES                           1,603,171        948,250                  6,246,914
                                                        ------------   ------------  -------------------------
NET INCREASE IN CASH                                         39,731         30,205                     45,733

CASH AT BEGINNING OF PERIOD                                   6,002         30,837                          -
                                                        ------------   ------------  -------------------------
CASH AT END OF PERIOD                                      $ 45,733       $ 61,042                   $ 45,733
                                                        ============   ============  =========================

                Supplemental disclosure of cash flow information

CASH PAID DURING THE YEAR FOR:
     Interest                                                   $ -            $ -                        $ -
                                                        ============   ============  =========================
     Income taxes                                               $ -            $ -                        $ -
                                                        ============   ============  =========================
NON-CASH FLOW FINANCING AND INVESTING ACTIVITIES:
     Issuance of common stock for debt                    $ 250,000            $ -                  $ 250,000
                                                        ============   ============  =========================
     Issuance of common stock for investment in
           real estate joint venture                       $ 89,108            $ -                  $ 489,108
                                                        ============   ============  =========================
     Issuance of common stock for equipment                 $ 6,800            $ -                    $ 6,800
                                                        ============   ============  =========================
     Issuance of common stock for IC One, Inc.                  $ -            $ -                  $ 796,113
                                                        ============   ============  =========================
     Issuance of common stock for shareholder's loan            $ -            $ -                  $ 150,000
                                                        ============   ============  =========================
     Issuance of common stock for software                      $ -            $ -                  $ 115,000
                                                        ============   ============  =========================
     Issuance of common stock for notes receivable              $ -    $ 1,000,000                $ 2,300,000
                                                        ============   ============  =========================


                 See notes to consolidated financial statements.

          SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiary
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.        BASIS OF PRESENTATION
          -----------------------
          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 and 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's form 10-SB/A for the years ended December 31, 2000 and 1999 and the cumulative period during the development stage from February 27, 1997 (Inception) through December 31, 2000.

2.        PROPERTY AND EQUIPMENT
          ----------------------
          At June 30, property and equipment consists of:

                                                            2000
                                                     --------------
         Office equipment                          $       239,823
         Furniture and fixtures                             77,108
         Software                                          142,285
         Leasehold improvements                             68,581
                                                     --------------
                                                           527,797
          Less: Accumulated depreciation                  (205,789)
                                                     --------------
                                                   $       322,008
                                                     ==============

3.       INTANGIBLE ASSET
         -----------------
         At June 30, intangible asset consists of:

                                              Useful Life              2000
                                            ----------------     --------------
          Patents                                14 years      $         46,854
          Less: Accumulated amortization                                 (7,970)
                                                                 ---------------
                                                               $         38,884
                                                                 ===============

4.       SHAREHOLDERS' DEFICIT
         ---------------------

         In the six months ended June 30, 2000, the Company issued 4,115,128 shares of common stock. Included in this total are 2,502,888 shares issued for cash with proceeds of $1,671,171, 350,915 shares issued for services of $199,227, 1,122,918 shares issued for repayment of principal and interest totaling $314,417 for a note to the Canopy Group, 8,000 shares issued to purchase equipment valued at $6,800, and 130,407 shares issued for an additional investment in real estate joint venture of $89,108.

          During the six months ended June 30, 2000, the Company's Board of Directors granted options for the purchase of 5,928,333 shares of its common stock to officers, directors and employees of the Company. The exercise price for such options ranged from $0.48 to $0.64 per share, which was below the traded market price on the date of the grant. Vesting of the right to exercise such stock option will occur over periods until the year 2010. All of the stock options expire at the end of 10 years from the date of grant. Of stock options granted in the period, 1,137,347 shares vested , and therefore, the Company recorded stock option compensation of $1,279,670.

          5. ADJUSTMENTS TO PRIOR PERIODS
             -----------------------------

          During 2000, the Company identified certain transactions that should have been recorded by IC One prior to September 1999, the date of the reverse acquisition. IC One had issued common stock for certain consulting, officers and employee services, which were valued at $6,264,510, issued common stock for notes receivable of $2,300,000 and the rights to software valued at $115,000. Since IC One is treated as the continuing entity for reverse acquisition accounting purposes and the historical financial statements presented are those of IC One, the Company recorded prior period adjustments for the years ended December 31, 1999, 1998 and 1997. Therefore, the Company has recorded an adjustment to common stock, additional paid-in capital and accumulated deficit for the services and compensation performed during the six months ended June 30, 1999 of $2,042,082 (the total adjustment for 1999 is $2,657,153), in 1998 of $1,260,389, and in 1997 of $2,346,968.
          In addition, in 1999 and 1998 IC One recorded adjustments for the issuance of common stock for notes receivable and in 1999 recorded an adjustment for the purchase of software.


          The prior period adjustments for IC One for the three months ended June 30, 1999, have been reflected in the Company's statement of operations as follows:

                                                                                   As Previously
                                                            As Restated                 Reported
                                                          ------------------    -----------------------
Revenue                                              $                   -  $                       -

Expenses                                                         3,381,123                  1,339,041
                                                         ------------------    -----------------------
Net loss                                             $         (3,381,123)  $             (1,339,014)
                                                         ==================    =======================
Net loss per share, basic and diluted                $              (0.07)  $                  (0.06)
                                                         ==================    =======================
Weighted average number of common shares
     outstanding, basic and diluted                             51,170,813                 21,214,665
                                                         ==================    =======================

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

Historical Results

     Results of Operations


     We have been in a development stage during the period since inception. See note 1 of notes to consolidated financial statements in form 10-SB/A for the year ended December 31, 2000 and 1999 and the cumulative period during the development stage from February 27, 1997 (Inception) through December 31, 2000 for a discussion of the reverse acquisition accounting. From February 27, 1997 (Inception) until June 30, 2000, we incurred total expenses of approximately $17,532,000, including approximately $4,594,000 for research and development leading to creation of our patents, software and intellectual property. Of the approximately $17.5 million of expenses, approximately $6.8 million represents the value of compensation for services or interest expense paid for the issuance of common stock. The balance of the expenses was funded through the sale of securities and through increases in liabilities.

     During the six months ended June 30, 2000, we incurred total expenses of approximately $3,309,000, compared to approximately $3,381,000 in the same period in 1999. The year 2000 total expenses include approximately $1,280,000 of noncash expense related to accounting for stock option compensation, compared to approximately $1,249,000 in the same period in 1999. Comparable other expenses excluding the stock option compensation were approximately $2,029,000 in 2000, compared to approximately $2,132,000 in the same period in 1999. During the period following the reverse acquisition of IC One, we have succeeded in scaling back our incurred expenses. At the current time, we are operating at a level that will require approximately $250,000 per month, including minimum amounts of reduction in the current liabilities of our subsidiary, IC One, Inc.


     Current Liabilities and Debt Reduction Plan

     We have experienced severe cash shortages and inability to pay our obligations on a timely basis. Through June 30, 2000, we had incurred approximately $2,887,000 of unpaid current liabilities. Since June 30, 2000, we have reached negotiated settlements to reduce liabilities by a total of $1,240,000. See note 16 of the notes to consolidated financial statements in form 10-SB/A for the year ended December 31, 2000 and 1999 and the cumulative period during the development stage from February 27, 1997 (Inception) through December 31, 2000, for an additional description of these transactions. We estimate that, at the date of filing of this report, current liabilities total approximately $2,732,000, including approximately $1,200,000 payable to IBM and $293,000 owed to officers or directors. The remaining approximately $1,239,000 of current liabilities are to vendors and other unaffiliated creditors. Substantially all of the current liabilities are past due.

     External Funding


     We have been able to raise capital through the issuance of our common stock securities through private placements. During the six months ended June 30, 2000, we raised approximately $1,671,000 from the sale of common stock for cash and paid for services and compensation by issuing common stock valued at approximately $199,000 (other than stock option compensation amounts).


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

Sales for Services or Cash

         Services

     During the quarter ended June 30, 2000, we issued 159,727 shares of restricted common stock to six nonaccredited investors, in exchange for financial, technical and management services, with a total value of $83,920, or $0.53 per share. Between such dates, the trading price of the common stock ranged between approximately $1.28 and $2.25 per share. The offering was limited to, and each of the persons receiving stock in the foregoing transactions was, one or more of the following: a regular employee/consultant, an existing stockholder, or a family member or personal or business associate of an affiliate. Each was able to bear the financial risk of the investment. Each transaction was negotiated by one or more of our executive officers. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients acknowledged in writing that they were receiving restricted securities and consented to a legend on the certificates issued and stop transfer instructions with the transfer agent.

         Cash Sales


     During the quarter ending June 30, 2000, we issued and sold an aggregate of 1,749,582 shares of restricted common stock for cash of $864,750, or an average of approximately $0.49 per share, to 33 accredited purchasers. During such period, the market price for the common stock ranged between approximately $1.28 and $2.25 per share. The offering was limited to, and each of the persons receiving stock in the foregoing transactions was, one or more of the following: a regular employee/consultant, an existing stockholder, a family member or personal or business associate of an affiliate, an employee, or a then-current stockholder. Each of the 24 purchasers approached us regarding the investment. Each was able to bear the financial risk of the investment. Each transaction was negotiated by one or more of our executive officers. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients acknowledged in writing that they were receiving restricted securities and consented to a legend on the certificates issued and stop transfer instructions with the transfer agent.


     Grants

         We granted options as follows:

    Name               Effective Date Number of Shares Exercise Price as Granted
Officers and Directors:
    James Williams      04/04/2000*       250,000                  0.48
    Donna Kreutz        04/04/2000*       150,000                  0.48
    Joe Coykendall      05/01/2000      1,000,000                  0.48
                        05/01/2000        500,000                  0.64
    Richard Hauge       04/04/2000        100,000                  0.48
    John Hipsley        04/04/2000        100,000                  0.48
Other Employees:
    Janette Goins       05/24/2000        104,333                  0.48

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

     Loan Repayments

         On May 1, 2000, we entered into an agreement with the Canopy Group, Inc. to issue 1,122,918 shares of restricted common stock in consideration of satisfaction of a $314,417 judgment and 416,667 shares for an additional $250,000 cash investment, or $0.37 per share. The judgment related to a claim for collection of the obligation due under a $250,000 promissory note in default. On the date of this settlement, the market price for the common stock was approximately $1.90 per share. This venture capital investor was provided with and had access to full business and financial information about us and negotiated the transaction with our principal executive officers.

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


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits:  There are no exhibits included as part of this report.


         (b) Reports on Form 8-K: During the quarter ended June 30, 2000, we -------------------- did not file any reports on Form 8-K:

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

                                  SCHIMATIC Cash Transactions Network.com, Inc.


Dated:  November 2, 2001           By /s/ James A. Williams
                                     -------------------------------------------
                                James A. Williams
                                    President


Dated:  November 2, 2001          By /s/
                                     -------------------------------------------
                                Joe G. Coykendall
                                  Sr. Vice President and Chief Financial Officer