Form 10KSB/A
period 2000-12-31
SCHIMATIC CASH TRANSACTIONS NETWORK COM INC
filed 2001-11-02
CIK 1100772

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               Amendment No. 1 to
                                  FORM 10-KSB/A


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

     We intend to market the Kid's Card Program application to merchant services providers and card issuers as a loyalty program application for use as part of merchant or card issuer loyalty programs. This common platform has a broad application to both cause and commercial loyalty programs. We believe that this platform can significantly shorten the lead time to market for our customers and strategic partners.

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

Marilyn Grish


     On September 18, 2001, the Company was served with a summons and complaint for an action filed by Marilyn Grish in the Third Judicial District Court, Salt Lake County, Utah, entitled Grish v. SCHIMATIC Cash Transactions Network.com aka SCTN dba Smart Chip Technologies, Inc. fka IC One, Inc., civil no. 010907398, for breach of an independent contractor's contract and seeking unspecified damages. On October 12, 2001, we filed our answer and a counterclaim against Ms. Grish and intend to defend this matter vigorously.


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

     The following table sets forth the high and low closing bid quotations for our common stock as reported on the Over-the-Counter Electronic Bulletin Board or Pink Sheets, as appropriate, for the periods indicated, based on interdealer bid quotations, without markup, markdown, commissions or adjustments, which may not reflect actual transactions:

                                                                                     High                 Low
                                                                               -----------------    -----------------
2001
    Quarter ending December 31 (through October 30)                                 $0.280               $0.200
    Quarter ended September 30.........................................              0.230                0.160
    Quarter ended June 30..............................................              0.280                0.140
    Quarter ended March 31.............................................              0.328                0.165

2000
    Quarter ended December 31..........................................              1.050                0.230
    Quarter ended September 30.........................................              1.750                0.290
    Quarter ended June 30..............................................              2.250                1.281
    Quarter ended March 31.............................................              3.938                0.875

1999
    Quarter ended December 31..........................................              4.125                0.875
    Quarter ended September 30.........................................              4.250                2.752
    Quarter ended June 30..............................................              2.752                0.472
    Quarter ended March 31.............................................              3.931                0.635

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

     2000 Sales for Assets, Services or Cash

     Miscellaneous


     On January 4, 2000, 8,000 shares of restricted common stock were issued as the purchase price for $6,800 in capital equipment.


     On January 4, 2000, a former Schimatic Technologies stockholder returned 286,267 shares of restricted common stock based on an agreement. The shares were canceled and returned to the status of authorized and unissued stock.

     Services


     From February 3 to November 14, 2000, we issued 515,288 shares of restricted common stock to 19 persons, including 16 accredited investors, in exchange for financial, technical and management services, with a total value of $432,628, or $0.68 per share . Between such dates, the trading price of the common stock ranged between approximately $0.29 and $3.94 per share. The offering was limited to, and each of the persons receiving stock in the foregoing transactions was, one or more of the following: a regular employee/consultant, an existing stockholder, or a family member or personal or business associate of an affiliate. Each was able to bear the financial risk of the investment. Each transaction was negotiated by one or more of our executive officers. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients acknowledged in writing that they were receiving restricted securities and consented to a legend on the certificates issued and stop transfer instructions with the transfer agent.


     In April 2000, we issued an aggregate of 17,500 shares of restricted common stock to two key employees as a retention incentive. Both employees were engaged in administrative, technical, legal, marketing or financial functions within the Company and were fully aware of our business and financial condition and related risks. The average trading price of the common stock at the time of the transaction was approximately $1.68 per share. The recipients acknowledged in writing that they were receiving restricted securities and consented to a legend on the certificates issued and stop transfer instructions with the transfer agent.

     Loan Repayments


     On May 1, 2000, we entered into an agreement with the Canopy Group, Inc. to issue 1,122,918 shares of restricted common stock in consideration of satisfaction of a $314,417 judgment and an additional 416,667 shares for $250,000 cash investment, or $0.37 per share. The judgment related to a claim for collection of the obligation due under a $250,000 promissory note in default. On the date of this settlement, the market price for the common stock was approximately $1.90 per share. This venture capital investor was provided with and had access to full business and financial information about us and negotiated the transaction with our principal executive officers.


     Between October 27 and December 11, 2000, we issued an aggregate of 135,529 shares of restricted common stock to three persons, each of whom was an accredited investor, as payment of $72,083 in interest accrued on outstanding loans to us, or an average of $0.53 per share. At the time of the foregoing transactions, the market price for the common stock ranged between $0.23 and $0.63 per share. The recipients acknowledged in writing that they were receiving restricted securities and consented to a legend on the certificates issued and stop transfer instructions with the transfer agent.

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

     Litigation Settlement

     On November 15, 2000, we settled a lawsuit initiated by two attorneys formerly employed by us, one of whom was legal counsel and chief financial officer and the other of whom was his son, with the issuance of 500,000 shares of restricted common stock, 270,000 shares of which were issued as of March 1, 2000, the date on which they were originally issuable by agreement, and 230,000 shares of which were issued as of the November 1, 2000, the date on which we agreed to the terms of the settlement. The approximate price of the common stock was $3.13 on March 1, 2000, $0.63 on November 1, 2000, and $0.35 on November 15, 2000. Because of the professional training, positions and responsibilities with us, relationships with executive officers and between themselves, and bargaining position, the recipients of stock in this settlement were fully appraised of our business and financial condition and had received or had access to all information about us. The recipients acknowledged in writing that they were receiving restricted securities and consented to a legend on the certificates issued and stop transfer instructions with the transfer agent. Certificates for the foregoing shares were issued in March 2001, when the market price was approximately $0.25 per share.

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

Issuance of Limited Recourse Promissory Notes Convertible into Common Stock


     Between October 2000 and September 30, 2001, we have issued $1,259,000 in aggregate principal amount of limited recourse promissory notes convertible into our common stock. Of this amount, $235,000 was issued by December 31, 2000. Net proceeds from the sale of these notes are to be used for specific continuing operating requirements and not to pay past due liabilities. The convertible notes bear monthly interest payable in additional shares of common stock computed based on the then-market price for the common stock in the over-the-counter market. The convertible notes are redeemable at our option, unless the investor elects to convert all or any part of the principal amount of the convertible notes into additional shares of common stock. The stated interest on the convertible notes represents 1,259,000 shares of common stock, issuable monthly, subject to adjustments due to reductions in the market price for our common stock below $0.20 per share. In certain cases, we have agreed not to redeem the convertible notes until such time as the investors have the right to convert their interest and principal into an agreed minimum number of shares. Holders of $843,000 in principal amount of the convertible notes have agreed to convert the notes into common stock on the occurrence of specific events. We estimate that the issuance of shares for the principal of and accrued interest on the notes will result in the issuance of a minimum of 12,590,000 shares of common stock.As of October 25, 2001, the Company had issued 12,517,046 shares as collateral of interest payments under the notes.

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

Options

     Grants

         We have granted options as follows:

                                                                                          Exercise Price
                                                                                ------------------------------------
                                                                  Number
             Name               Effective Date    701(1)        of Shares          As Granted      As Repriced(2)
             ----               --------------    ------        ---------          ----------      --------------

Officers and Directors
    James A. Williams             09/06/2000                       800,000              0.48
                                  04/04/2000        Yes            250,000              0.48             0.128
                                  03/01/2000                     2,250,000              0.48             0.128

    Joe G. Coykendall             05/01/2000                       500,000              0.48             0.128
                                  05/01/2000                       500,000              0.48             0.128
                                  05/01/2000                       500,000              0.64

    Peter J. Bennee               09/06/2000                       120,000              0.48
                                  01/13/2000        Yes            600,000              0.48             0.128

    Paul E. Christensen           01/13/2000        Yes            100,000              0.48             0.128


    Richard T. Hauge              04/04/2000                       100,000              0.48             0.128
                                  08/16/2000                     2,000,000              0.48
                                  08/16/2000                     1,000,000              0.48             0.128

    John D. Hipsley               04/04/2000                       100,000              0.48             0.128
                                  08/16/2000                     1,400,000              0.48
                                  08/16/2000                       100,000              0.48             0.128
                                  08/16/2000                       500,000              0.48             0.128

    Philip J. Voelker             10/16/2000                       700,000              0.48             0.128
                                  10/16/2000                       500,000              0.48


    Donna M. Kreutz               01/13/2000        Yes            200,000              0.48             0.128
                                  04/04/2000                       100,000              0.48
                                  04/04/2000        Yes             50,000              0.48

Other Employees                      2000                          928,333(4)      $0.48-0.80
(11 persons)

-------------------------------------

(1)  Issued with reliance on Rule 701.
(2) Options originally granted by R & D Technology to purchase 2,000,000 shares at $0.50, which is the equivalent to options to purchase 6,778,000 shares of the Company at $0.15 after giving to the exchange ratio applicable to the R & D acquisition and to our stock dividend.
(3) In July 2001, our chairman of the board of directors, David Simon, agreed to cancel options to purchase 1,778,000 shares held by him.
(4) In an effort to provide incentives for management and employees to continue with us, in July 2001, the board of directors approved a plan reducing to $0.128 per share the exercise price of options to purchase 12,428,333 shares held by officers, directors and other employees of the Company, provided that those options were exercised immediately. The exercise prices for the old options ranged from $0.1475 to $0.48 per share, with a weighted average exercise price of $0.347 per share.

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

Historical Results

     Results of Operations


     We have been in a development stage during the period since inception.  See
Note 1 of Notes to Consolidated Financial Statements for a discussion of the reverse merger accounting. Our results of operation reflect the operating history of IC One, Inc. for periods prior to the time IC One, Inc. was acquired in September 1999. From our inception until December 31, 2000, we incurred ordinary expenses of $22,302,033, including $6,258,704 for research and development leading to creation of our patents, software and intellectual property. Of the $22.3 million of expenses, approximately $7.3 million represents the value of compensation for services or interest expense paid in kind with common equity. The balance of the expenses was funded through the sale of securities and through increases in liabilities.


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


     Management's plans with respect to these matters include continuing to restructure or renegotiate current liabilities, issuing additional debt or equity securities in order to raise additional funds and ultimately developing a viable business. In the event we are unable to raise necessary funds from external sources, we will seek additional forbearance agreements, continue to defer executive employee compensation and seek to obtain necessary services through the issuance of common stock. Management expects to incur additional losses for the foreseeable future. We have implemented severe cost-cutting measures. We will also rely increasingly on strategic alliances with others who might assume responsibility for financing specific required development tasks; thus, reducing our financial requirements for the exploitation of our intellectual properties.


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


     David J. Simon has been a director since November 1998 and Chairman of the Board since May 1999. He served as Chief Executive Officer from May 1999 until July 1999, and again from November 1999 until March 1, 2001. He served as President and Chief Executive Officer for R & D Technology, Inc., a Nevada company that he helped found, from its inception August 31, 1998, until it was acquired by us in November 1998. In all of Mr. Simon's employment in the past five years, he was involved in the architecture, design, development, maintenance and management of computer programs, software applications and systems. His career, including as an employee and as a consultant, has been involved with leading-edge computing technology and spanned many diverse industries including banking, healthcare, manufacturing, stock exchange and telecommunications. From May 1997 through August 1998, Mr. Simon served as a contract consultant to Perot Systems, where he was the technical lead for the development of management systems related to wholesale energy contracts by Southern California Edison Company. Prior to that and from September 1993, he served as a contract consultant to PacificCare Health Systems, leading large system implementation and research and development proof of concept projects. He also served as an employee or technical consultant and project lead for Pacific Stock Exchange, Bank of America, USWest Network System, Seattle First National Bank, Electronic Data Systems, and numerous U.S. government defense organizations.


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

Option/SAR Grants

         The following table sets forth information respecting all individual grants of options and stock appreciation rights ("SARs") made during 2000 and 1999 to the executive officers named in the summary compensation table above:

                                Individual Grants
---------------------------------------------------------------------------------------------------------------------
                                   % of Total
                                  Number of       Options/SARs
                                 Securities        Granted to
                                 Underlying        Employees
                                Options/SARs     During Fiscal      Exercise or    Market Price at
                   Name          Granted(#)            Year        Base   Price       Grant           Expiration Date
                                                                    ($/share)          Date
---------------------------------------------------------------------------------------------------------------------
2000
    James A. Williams                800,000(1)                       $0.48             $0.67           09/05/10
        President (CEO)              250,000                           0.48              1.69           04/01/10
                                   2,250,000(2)                        0.48              3.00           02/28/10
                                   ------------
           Total                   3,300,000          26.7%

    David J. Simon                        --          --                --               --                --
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

Compensation to Directors


     Beginning in November 1999, all members of the board of directors, including employees, became entitled to receive 5,000 shares of our restricted common stock for each month during which they serve as a director. Under this arrangement, we accrued the issuance of 20,000 shares in 1999, 265,000 shares in 2000, and 50,000 shares in 2001 through March to directors and issued certificates for all of such shares in March 2001, when the market price for the stock was approximately $0.205 per share. Since March 2001, we have continued to accrue the obligation to issue 5,000 shares per month to each director, other than Paul Christensen, who receives 10,000 shares per month.


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

     On April 1, 1999, we agreed to sell to Arthur D. Bennett, who then became president and a director of IC One and therefore may be deemed a founder of the Company, 2,500,000 shares of IC One common stock (converted to 1,897,250 shares of our common stock at the time of its 1999 acquisition of IC One) for $0.0005 per share at a time when the fair market value of the IC One restricted common stock was approximately $1.73 per share, based on contemporaneous arm's-length transactions with unrelated parties.

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

        10.16      10       Form of Regular Convertible Note issued in aggregate of $516,000    Incorporated by
                                                                                                Reference(3)
        10.17      10       Form of Limited Recourse Convertible Note issued in aggregate of    Incorporated by
                            $1,179,000 as of September 30, 2001                                 Reference(3)

        10.18      10       Form of Stock Pledge Agreement securing obligation under Limited    Incorporated by
                            Recourse Convertible Note                                           Reference(3)


        10.19      10       Form of Accommodation Pledge Agreement securing obligation under    Incorporated by
                            Limited Recourse Convertible Note                                   Reference(3)

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


(1) Incorporated by reference from Amendment No. 3 to Form 10-SB/A filed on September 10, 2001.


(2) Incorporated by reference from Amendment No. 2 to Form 10-SB/A filed on April 13, 2000.

(3) Incorporated by reference from annual Report on Form 10-KSB for the year ended December 31,2000, filed on October 15, 2001.


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

                                   SCHIMATIC Cash Transactions Network.com, Inc.


Dated:  November 2, 2001           By /s/ James A. Williams, Presiden
                                     -------------------------------------------
                                     James A. Williams, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Dated:  November 2, 2001
                                   /s/ David J. Simon, Director
                                   ---------------------------------------------
                                   David J. Simon, Director

                                   /s/ James A. Williams
                                   ---------------------------------------------
                                   James A. Williams, Director and President
                                   (Principal Executive Officer)

                                   /s/ Joe G. Coykendall
                                   ---------------------------------------------
                                   Joe G. Coykendall, Director and Treasurer
                                   (Principal Financial Officer)

                                   /s/ Peter J. Bennee
                                   ---------------------------------------------
                                   Peter J. Bennee, Director

                                   /s/ Paul E. Christensen
                                   ---------------------------------------------
                                   Paul E. Christensen, Director

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

          SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                       ( A Development Stage Enterprise )
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                             Cumulative During
                                                                       Year Ended December 31,             the Development Stage
                                                                --------------------------------------       (February 27, 1997
                                                                      2000                1999             to December 31, 2000)
                                                                -----------------   ------------------   ---------------------------
                                                                                     (Restated - See
                                                                                        Note 13)
REVENUE                                                       $                -  $                 -  $                          -

EXPENSES:
     Research and development                                          3,244,352            1,313,577                     6,258,704
     Selling, general and administrative                               3,813,409            4,685,096                    14,568,841
     Depreciation and amortization                                       130,149               85,811                       301,071
     Loss on impairment of assets                                        627,107                    -                       627,107
     Interest expense                                                    262,996              238,928                       546,310
                                                                -----------------   ------------------   ---------------------------
        TOTAL EXPENSES                                                 8,078,013            6,323,412                    22,302,033
                                                                -----------------   ------------------   ---------------------------
LOSS BEFORE EXTRAORDINARY ITEM                                        (8,078,013)          (6,323,412)                  (22,302,033)

EXTRAORDINARY ITEM - LOSS ON
     EXTINGUISHMENT OF DEBT                                                    -             (300,000)                     (300,000)
                                                                -----------------   ------------------   ---------------------------
NET LOSS                                                      $       (8,078,013) $        (6,623,412) $                (22,602,033)
                                                                =================   ==================   ===========================
NET LOSS PER SHARE, BASIC AND DILUTED:
     BEFORE EXTRAORDINARY ITEM                                $            (0.12) $             (0.11) $                      (0.39)
     EXTRAORDINARY ITEM                                                        -                (0.01)                        (0.01)
                                                                -----------------   ------------------   ---------------------------
TOTAL NET LOSS PER SHARE, BASIC AND DILUTED                   $            (0.12) $             (0.12) $                      (0.40)
                                                                =================   ==================   ===========================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED                                 67,021,303           54,992,466                    56,457,278
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

          SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                       ( A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                                       Cumulative During
                                                                      Year Ended December 31,        the Development Stage
                                                                  ---------------------------------     (February 27, 1997
                                                                       2000             1999          to December 31, 2000)
                                                                  ---------------  ----------------   -----------------------
                                                                                   (Restated - See
                                                                                      Note 13)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                   $     (8,078,013)$      (6,623,412) $            (22,602,033)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                                    130,149            85,811                   301,071
        Stock option compensation                                      3,567,935                 -                 3,567,935
        Common stock issued for services and compensation                543,732         2,679,903                 7,159,069
        Common stock issued for interest expense                         136,500                 -                   136,500
        Loss on extinguishment of debt                                         -           300,000                   300,000
        Loss on impairment of assets                                     627,107                 -                   627,107
     Changes in current assets and liabilities:
      Other assets                                                             -            30,018                    30,018
      Accounts payable and accrued expenses                              882,540         1,898,372                 4,042,034
                                                                  ---------------  ----------------   -----------------------
  NET CASH USED IN OPERATING ACTIVITIES                               (2,190,050)       (1,629,308)               (6,438,299)
                                                                  ---------------  ----------------   -----------------------
  CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of property and equipment                               (4,711)          (48,290)                 (347,349)
      Acquisition of patents                                                   -           (15,079)                  (46,854)
                                                                    ---------------  ----------------   -----------------------

CASH USED IN INVESTING ACTIVITIES                                         (4,711)          (63,369)                 (394,203)
                                                                  ---------------  ----------------   -----------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from loans payable - shareholders                          33,246           290,009                   498,571
      Proceeds from  notes payable                                       235,000           125,000                   610,000
      Sales of common stock                                            1,926,397         1,252,833                 5,729,815
                                                                  ---------------  ----------------   -----------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                              2,194,643         1,667,842                 6,838,386
                                                                  ---------------  ----------------   -----------------------
NET (DECREASE) INCREASE IN CASH                                             (118)          (24,835)                    5,884

CASH AT BEGINNING OF YEAR                                                  6,002            30,837                         -
                                                                  ---------------  ----------------   -----------------------
CASH AT END OF YEAR                                             $          5,884 $           6,002  $                  5,884
                                                                  ===============  ================   =======================

       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     CASH PAID DURING THE YEAR FOR:
          Interest                                              $              - $               -  $                      -
                                                                  ===============  ================   =======================
          Income taxes                                          $              - $               -  $                      -
                                                                  ===============  ================   =======================
     NON-CASH FLOW FINANCING AND INVESTING ACTIVITIES:
          Issuance of common stock for debt                     $        250,000 $               -  $                250,000
                                                                  ===============  ================   =======================
          Issuance of common stock for investment in
                real estate joint venture                       $         89,108 $         400,000  $                489,108
                                                                  ===============  ================   =======================
          Issuance of common stock for equipment                $          6,800 $               -  $                  6,800
                                                                  ===============  ================   =======================
          Issuance of common stock for IC One, Inc.             $              - $          42,674  $                 42,674
                                                                  ===============  ================   =======================
          Issuance of common stock for shareholder's loan       $              - $         150,000  $                150,000
                                                                  ===============  ================   =======================
          Issuance of common stock for software                 $              - $         115,000  $                115,000
                                                                  ===============  ================   =======================
          Issuance of common stock for notes receivable         $              - $       1,000,000  $              2,300,000
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


     During 2000, the Company's Board of Directors granted options for the purchase of 13,298,333 shares of its common stock to officers, directors and employees of the Company. The exercise prices for such options ranged from $0.48 to $0.80 per share,of which 8,298,333 options were granted below the traded market price on the date of grant. Vesting of the right to exercise such stock options will occur over periods until the year 2010. All of the stock options expire at the end of 10 years from the date of grant. Of these stock options granted below the traded market price, 2,909,256 vested during the year ended December 31, 2000, and therefore, the Company recorded stock option compensation of $3,567,935 (see Note 16).

     For disclosure purposes of employees, officers and directors stock option compensation, the fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for stock options granted during the years 2000 and 1999: annual dividends of $0; expected volatility of 167%; risk-free interest rate of 5.5%; and expected life of either 1 or 5 years. The estimated weighted - average fair values of stock options granted to employees, officers and directors during the year 2000 was approximately $1.65 or a total value of $4,480,546.

     The Company's pro forma loss and net loss per share would have been as follows:

                                                                                2000               1999
                                                                           ---------------    --------------
     Net loss applicable to common shares - as reported                 $      (8,078,013) $    (6,623,412)
     Net loss applicable to common shares- pro forma                    $      (8,990,624) $    (6,623,412)
     Net loss per common share - as reported                            $           (0.12) $         (0.12)
     Net loss per common share - pro forma                              $           (0.13) $         (0.12)

     The following table summarizes the Company's stock option activity:

                                              Stock Options
                                  ---------------------------------------
                                                        Weighted Average
                                        Shares           Exercise Price
        --------------------------- ----------------    -----------------
        Outstanding at
        January 1, 1999                   6,778,000                 0.15
        ---------------------------
          Granted                                 -                    -
        ---------------------------
          Exercised                               -                    -
        ---------------------------
          Cancelled                               -                    -
        ---------------------------
                                    ----------------    -----------------
        Outstanding at
        December 31, 1999                 6,778,000                 0.15
        ---------------------------
        ---------------------------
          Granted                        13,298,333                 0.49
        ---------------------------
          Exercised                               -                    -
        ---------------------------
          Cancelled                               -                    -
        --------------------------- ----------------    -----------------
        Outstanding at
        December 31, 2000                20,076,333                 0.37
                                    ================    =================

     The following table summarizes the Company's stock options outstanding and exercisable at December 31, 2000:

                                  Options Outstanding                            Options Exercisable
                --------------------------------------------------------  ----------------------------------
                                        Weight-Average     Weight-Average                      Weight-Average
    Range of            Number             Remaining         Exercise           Number           Exercise
Exercise Prices    Outstanding (In     Contractual life        Price          Exercisable          Price
                      Thousands)          (In Years)                        (In Thousands)
-----------------  -----------------  -------------------- --------------  ------------------  --------------
     $0.00-$0.15              6,778          1.92              $0.15                   6,778       $0.15
     $0.48-$0.49             12,774          9.56              $0.48                   2,725       $0.48
     $0.64-$0.80                524          9.51              $0.65                     185       $0.66
                   -----------------                                       ------------------
                             20,076                                                    9,688
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

     The Company's interest in the joint venture during 2000 resulted in other income of $13,515. During 2000, the Company issued 130,407 shares of common stock valued at $89,108 to pay for services related to the remodeling of the office building and made an additional investment of $36,515. In March 2001, the Company sold their thirty-four percent interest in the real estate joint venture and as a result has recorded a loss on impairment of investment in joint venture of $512,107 at December 31, 2000 (see Note 16).

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

     The prior period adjustments for the IC One and IBM for the year ended December 31, 1999, have been reflected in the Company's statement of operations as follows:

                                                                                        As Previously
                                                                 As Restated               Reported
                                                            ----------------------- -----------------------
         Revenue                                           $                     - $                     -

         Expenses                                                        6,323,412               5,199,592
                                                            ----------------------- -----------------------
         Loss before extraordinary item                                (6,323,412)             (5,199,592)

         Extraordinary item                                              (300,000)               (300,000)
                                                            ----------------------- -----------------------
         Net loss                                          $           (6,323,412) $           (5,499,592)
                                                            ======================= =======================

         Net loss per share, basic and diluted:

             Before extraordinary item                     $                (0.11) $                (0.15)

             Extraordinary item                                             (0.01)                  (0.01)
                                                            ----------------------- -----------------------
         Total Net loss per share, basic and diluted       $                (0.12) $                (0.16)
                                                            ======================= =======================
         Weighted   average   number  of   common   shares
             outstanding, basic and diluted                             54,992,466              33,966,498
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