Form 10QSB/A
period 2001-03-31
SCHIMATIC CASH TRANSACTIONS NETWORK COM INC
filed 2001-11-02
CIK 1100772

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

                                TABLE OF CONTENTS

   Item                           Description                              Page

                          Part I--Financial Information
   Item 1        Financial Statements

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

                         Part II--Other Information
   Item 1        Legal Proceedings............................................11
   Item 2        Changes in Securities and Use of Proceeds....................12
   Item 3        Defaults upon Senior Securities..............................14
   Item 4        Submission of Matters to a Vote of Security Holders..........14
   Item 5        Other Information............................................15
   Item 6        Exhibits and Reports on Form 8-K.............................15

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

          SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                       ( A Development Stage Enterprise )
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  ( Unaudited )

                                                                     Three Months Ended              Cumulative During
                                                                            March 31,              the Development Stage
                                                             ----------------------------------     (February 27, 1997
                                                                  2001              2000             to March 31, 2001)
                                                             ---------------- -----------------  ---------------------------
REVENUE                                                                  $ -               $ -                          $ -


EXPENSES:
    Research and development                                       1,536,887           287,823                    7,795,591
    Selling, general and administrative                            1,778,946           857,568                   16,347,786
     Depreciation and amortization                                    32,537            21,837                      333,608
     Loss on impairment of assets                                          -                 -                      627,107
     Interest expense                                                227,196            17,661                      773,506
                                                             ---------------- -----------------  ---------------------------
        TOTAL EXPENSES                                             3,575,566         1,184,889                   25,877,598
                                                             ---------------- -----------------  ---------------------------
LOSS BEFORE EXTRAORDINARY ITEM                                    (3,575,566)       (1,184,889)                 (25,877,598)


EXTRAORDINARY ITEM-LOSS ON
      EXTINGUISHMENT OF DEBT                                               -                 -                     (300,000)
                                                             ---------------- -----------------  ---------------------------
NET LOSS                                                        $ (3,575,566)     $ (1,184,889)               $ (26,177,598)
                                                             ================ =================  ===========================
NET LOSS PER SHARE, BASIC AND DILUTED:
    BEFORE EXTRAORDINARY ITEM                                        $ (0.05)          $ (0.02)                     $ (0.46)
    EXTRAORDINARY ITEM                                                     -                 -                      $     -
                                                             ---------------- -----------------  ---------------------------
TOTAL NET LOSS PER SHARE, BASIC AND DILUTED                          $ (0.05)          $ (0.02)                     $ (0.46)
                                                             ================ =================  ===========================
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED                             69,537,346        64,224,910                   56,847,289
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

          SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                         A Development Stage Enterprise
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three Months Ended             Cumulative During
                                                                March 31,               the Development Stage
                                                      ------------------------------     (February 27, 1997
                                                          2001            2000           to March 31, 2001)
                                                      --------------  --------------  --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                           $ (3,575,566)   $ (1,184,889)              $ (26,177,598)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                       32,537          21,837                     333,608
         Stock option compensation                        2,503,958                                   6,071,893
         Common stock issued for services and compensation  234,852         115,308                   7,393,921
         Common stock issued for interest expense           223,800               -                     360,300
         Loss on extinguishment of debt                           -               -                     300,000
         Loss on impairment of assets                             -               -                     627,107
   Changes in assets and liabilities:
          Other assets                                            -               -                      30,018
          Accounts payable and accrued expenses             473,978         304,938                   4,516,011
                                                      --------------  --------------  --------------------------
NET CASH USED IN OPERATING ACTIVITIES                      (106,441)       (742,806)                 (6,544,740)
                                                      --------------  --------------  --------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of property and equipment                    -         (12,672)                   (347,349)
         Acquisition of patents                                   -               -                     (46,854)
                                                      --------------  --------------  --------------------------
CASH USED IN INVESTING ACTIVITIES                                 -         (12,672)                   (394,203)
                                                      --------------  --------------  --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from loans payable - shareholders               -               -                      23,571
         Proceeds (Repayments of) from notes payable        109,000         (40,000)                  1,194,000
         Sales of common stock                                    -         806,421                   5,729,815
                                                      --------------  --------------  --------------------------
NET CASH PROVIDED BY
           FINANCING ACTIVITIES                             109,000         766,421                   6,947,386
                                                      --------------  --------------  --------------------------
NET INCREASE IN CASH                                          2,559          10,943                       8,443

CASH AT BEGINNING OF PERIOD                                   5,884           6,002                           -
                                                      --------------  --------------  --------------------------
CASH AT END OF PERIOD                                       $ 8,443        $ 16,945                     $ 8,443
                                                      ==============  ==============  ==========================

                Supplemental disclosure of cash flow information

CASH PAID DURING THE YEAR FOR:
     INTEREST                                               $     -        $      -                   $       -
                                                      ==============  ==============  ==========================
     INCOME TAXES                                           $     -        $      -                   $       -
                                                      ==============  ==============  ==========================
NON-CASH FLOW FINANCING AND INVESTING ACTIVITIES:
     Issuance of common stock for debt                      $     -        $      -                   $ 250,000
                                                      ==============  ==============  ==========================
     Issuance of common stock for investment in
           real estate joint venture                        $     -        $ 87,108                   $ 489,108
                                                      ==============  ==============  ==========================
     Issuance of common stock for equipment                 $     -        $  6,800                   $   6,800
                                                      ==============  ==============  ==========================
     Issuance of common stock for IC One, Inc.              $     -        $      -                   $  42,674
                                                      ==============  ==============  ==========================
     Issuance of common stock for shareholder's loan        $     -        $      -                   $ 150,000
                                                      ==============  ==============  ==========================
     Issuance of common stock for software                  $     -        $      -                   $ 115,000
                                                      ==============  ==============  ==========================
     Issuance of common stock for notes receivable          $     -        $      -                 $ 2,300,000
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


          During 2000, the Company's Board of Directors granted options for the purchase of 13,298,333 shares of its common stock to officers, directors and employees of the Company. The exercise price for such options ranged from $0.48 to $0.80 per share, of which 8,298,333 options were granted below the traded market price on the date of the grant. Of these stock options granted below the traded market price prior to January 1, 2001, 2,075,369 vested during the three months ended March 31, 2001, and therefore, the Company recorded stock option compensation of $2,503,958.

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

Historical Results

     Results of Operations

     We have been in a development stage during the period since inception.  See note 1 of notes to consolidated financial statements in the annual report on form 10-KSB for the year ended December 31, 2000 and 1999 and the cumulative period during the development stage from February 27, 1997 (Inception) through December 31, 2000 for a discussion of the reverse acquisition accounting. From February 27, 1997 (Inception) until March 31, 2001, we incurred total expenses of approximately $25,878,000, including approximately $7,796,000 for research and development leading to creation of our patents, software and intellectual property. Of the approximately $25.9 million of expenses, approximately $7.8 million represents the value of compensation for services and interest expense paid for by the issuance of common stock. The balance of the expenses was funded through the sale of securities and through increases in liabilities.



     During the three months ended March 31, 2001, we incurred total expenses of approximately $3,576,000, compared to approximately $1,185,000 in the same period in 2000. The year 2001 total expenses include approximately $2,504,000 of noncash expense related to accounting for stock option compensation, which did not occur in the same period in 2000. Comparable other expenses excluding the stock option compensation were approximately $1,072,000 in 2001, compared to approximately $1,185,000 in the same period in 2000. During the period following the reverse acquisition of IC One, we have succeeded in scaling back our incurred expenses. At the current time, we are operating at a level that will require approximately $250,000 per month, including minimum amounts of reduction in the current liabilities of our subsidiary, IC One, Inc.


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

Marilyn Grish

     On September 18, 2001, the Company was served with a summons and complaint for an action filed by Marilyn Grish in the Third Judicial District Court, Salt Lake County, Utah, entitled Grish v. SCHIMATIC Cash Transactions Network.com aka SCTN dba Smart Chip Technologies, Inc. fka IC One, Inc., civil no. 010907398, for breach of an independent contractor's contract and seeking unspecified damages. On October 12, 2001, we filed our answer and a counterclaim against Ms Grish and intend to defend this matter vigorously.

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

Common Stock Sales

         In February 2001, we issued 21,386 shares of common stock to an accredited investor in consideration of services rendered. The market price on such date was approximately $0.31 per share. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients acknowledged in writing that the stock constituted restricted securities and consented to a legend on the certificates to be issued and stop transfer instructions with the transfer agent.

         During March 2001, we issued an aggregate of 566,666 shares of common stock to three accredited investors for services under their employment agreements at times when the price for the common stock ranged from $0.16 to $0.26. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients acknowledged in writing that the stock constituted restricted securities and consented to a legend on the certificates to be issued and stop transfer instructions with the transfer agent.

         During the first quarter of 2001, we issued 76,527 shares to adjust the IC One exchange ratio.

Stock to Directors

         During the quarter ended March 31, 2001, we accrued the issuance of 50,000 shares to our five directors as directors fees. We issued certificates for 335,000 shares previously earned by our directors. Each of such directors was an accredited investor with full access to all of the information about us that registration would disclose. All certificates bore a restrictive legend and stop transfer instructions were noted on our stock transfer records.

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