Form 10QSB/A
period 2001-06-30
SCHIMATIC CASH TRANSACTIONS NETWORK COM INC
filed 2001-11-02
CIK 1100772

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

          SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                       ( A Development Stage Enterprise )
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  ( Unaudited )



                                                    Three Months Ended      Six Months Ended           Cumulative During
                                                        June 30,                  June 30,            the Development Stage
                                              --------------------------- --------------------------- (February 27, 1997
                                                  2001          2000          2001          2000        to June 30, 2001)
                                              ------------- ------------- ------------- ------------- ----------------------
REVENUE                                                $ -           $ -           $ -           $ -                    $ -


EXPENSES:
    Research and development                       554,855     1,292,083     2,091,742     1,579,906              8,350,445
    Selling, general and administrative            690,143       732,711     2,469,088     1,590,279             17,037,929
     Depreciation and amortization                  26,509        21,837        59,046        43,674                360,117
     Loss on impairment of assets                        -             -             -             -                627,107
     Interest expense                              399,812        77,181       627,008        94,842              1,173,319
                                              ------------- ------------- ------------- ------------- ----------------------
        TOTAL EXPENSES                           1,671,319     2,123,812     5,246,884     3,308,701             27,548,916
                                              ------------- ------------- ------------- ------------- ----------------------

LOSS BEFORE EXTRAORDINARY ITEM                  (1,671,319)   (2,123,812)   (5,246,884)   (3,308,701)           (27,548,916)

EXTRAORDINARY ITEM-GAIN ON
      EXTINGUISHMENT OF DEBT                       770,000             -       770,000             -                470,000
                                              ------------- ------------- ------------- ------------- ----------------------
NET LOSS                                        $ (901,319) $ (2,123,812) $ (4,476,884) $ (3,308,701)         $ (27,078,916)
                                              ============= ============= ============= ============= ======================


NET LOSS PER SHARE, BASIC AND DILUTED:
   BEFORE EXTRAORDINARY ITEM                       $ (0.02)      $ (0.03)      $ (0.07)      $ (0.06)               $ (0.48)
   EXTRAORDINARY ITEM                                 0.01             -          0.01             -                   0.01
                                              ------------- ------------- ------------- ------------- ----------------------
NET LOSS PER SHARE, BASIC AND DILUTED              $ (0.01)      $ (0.03)      $ (0.06)      $ (0.06)               $ (0.47)
                                              ============= ============= ============= ============= ======================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED           71,549,224    66,863,721    70,548,843    55,437,710             57,307,350
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

          SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                         A Development Stage Enterprise
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                                Six Months Ended              Cumulative During
                                                                    June 30,                 the Development Stage
                                                         ------------------------------       (February 27, 1997
                                                             2001             2000            to June 30, 2001)
                                                         --------------   -------------   --------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                              $ (4,476,884)   $ (3,308,701)               $ (27,078,917)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                          59,046          42,837                      360,117
         Stock option compensation                           3,131,346       1,279,670                    6,699,281
         Common stock issued for services and compensation     314,697         199,227                    7,473,766
         Common stock issued for interest expense              620,000          64,417                      756,500
         (Gain) Loss on extinguishment of debt                (770,000)              -                     (470,000)
         Loss on impairment of assets                                -               -                      627,107
   Changes in assets and liabilities:
          Other assets                                          (3,346)         (1,955)                      26,672
          Accounts payable and accrued expenses                704,483         224,424                    4,746,516
                                                         --------------   -------------   --------------------------
NET CASH USED IN OPERATING ACTIVITIES                         (420,658)     (1,500,081)                  (6,858,958)
                                                         --------------   -------------   --------------------------
CASH FLOWS FROM INVESTING ACTIVITIES
         Acquisition of property and equipment                       -         (63,359)                    (347,349)
         Acquisition of patents                                      -               -                      (46,854)
                                                         --------------   -------------   --------------------------
NET CASH USED IN INVESTING ACTIVITIES                                -         (63,359)                    (394,203)
                                                         --------------   -------------   --------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from loans payable - shareholders                  -               -                      498,571
         Proceeds from (Repayment of) notes payable            475,000         (68,000)                   1,085,000
         Sales of common stock                                       -       1,671,171                    5,729,815
                                                         --------------   -------------   --------------------------
NET CASH PROVIDED BY
           FINANCING ACTIVITIES                                475,000       1,603,171                    7,313,386
                                                         --------------   -------------   --------------------------
NET INCREASE IN CASH                                            54,342          39,731                       60,225



CASH AT BEGINNING OF PERIOD                                      5,884           6,002                            -
                                                         --------------   -------------   --------------------------
CASH AT END OF PERIOD                                         $ 60,225        $ 45,733                     $ 60,225
                                                         ==============   =============   ==========================
                Supplemental disclosure of cash flow information

CASH PAID DURING THE YEAR FOR:
     INTEREST                                                      $ -             $ -                          $ -
                                                         ==============   =============   ==========================
     INCOME TAXES                                                  $ -             $ -                          $ -
                                                         ==============   =============   ==========================
NON-CASH FLOW FINANCING AND INVESTING ACTIVITIES:
     Issuance of common stock for debt                             $ -       $ 250,000                    $ 250,000
                                                         ==============   =============   ==========================
     Issuance of common stock for investment in
           real estate joint venture                               $ -             $ -                    $ 489,108
                                                         ==============   =============   ==========================
     Issuance of common stock for equipment                        $ -             $ -                      $ 6,800
                                                         ==============   =============   ==========================
     Issuance of common stock for IC One, Inc.                     $ -             $ -                     $ 42,674
                                                         ==============   =============   ==========================
     Issuance of common stock for shareholder's loan               $ -             $ -                    $ 150,000
                                                         ==============   =============   ==========================
     Issuance of common stock for software                         $ -             $ -                    $ 115,000
                                                         ==============   =============   ==========================
     Issuance of common stock for notes receivable                 $ -             $ -                  $ 2,300,000
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


          During 2000, the Company's Board of Directors granted options for the purchase of 13,298,333 shares of its common stock to officers, directors and employees of the Company. The exercise prices for such options ranged from $0.48 to $0.80 per share, of which 8,298,333 options were granted below the traded market price on the date of the grant. Of these stock options granted below the traded market price prior to January 1, 2001,
          2,595,369 vested during the six months ended June 30, 2001, and therefore, the Company recorded stock option compensation of $3,141,344.


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

Historical Results

     Results of Operations


     We have been in a development stage during the period since inception.  See note 1 of notes to consolidated financial statements in the annual report on form 10-KSB for the year ended December 31, 2000 and 1999 and the cumulative period during the development stage from February 27, 1997 (Inception) through December 31, 2000 for a discussion of the reverse acquisition accounting. From February 27, 1997 (Inception) until June 30, 2001, we incurred total expenses of approximately $27,549,000, including approximately $8,350,000 for research and development leading to creation of our patents, software and intellectual property. Of the approximately $27.5 million of expenses, approximately $8.2 million represents the value of compensation for services or interest expense paid for by the issuance of common stock . The balance of the expenses was funded through the sale of securities and through increases in liabilities.

     During the six months ended June 30, 2001, we incurred total expenses of approximately $5,247,000, compared to approximately $3,309,000 in the same period in 2000. The year 2001 expenses include approximately $3,131,000 of noncash expense related to accounting for stock option compensation, compared to approximately $1,280,000 in the same period in 2000. Comparable other expenses excluding the stock option compensation were approximately $2,116,000 in 2001, compared to approximately $2,029,000 in the same period in 2000. During the period following the reverse acquisition of IC One, we have succeeded in scaling back our incurred expenses. At the current time, we are operating at a level that will require approximately $250,000 per month, including minimum amounts of reduction in the current liabilities of our subsidiary, IC One, Inc.


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



Common Stock Sales

         In May and June, 2001, we issued 35,729 shares of common stock to three purchasers, each of whom was an accredited investor, in consideration of legal and other services rendered. The market price on such dates ranged from $0.16 to $0.28. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients acknowledged in writing that the stock constituted restricted securities and consented to a legend on the certificates to be issued and stop transfer instructions with the transfer agent.

         Between April and June 2001, we issued an aggregate of 150,000 shares of common stock to an accredited investor for services under his employment agreement at times when the price for the common stock ranged from $0.14 to $0.28. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients acknowledged in writing that the stock constituted restricted securities and consented to a legend on the certificates to be issued and stop transfer instructions with the transfer agent.

         On April 17, 2001, we issued 148,750 shares of common stock to John D. Hipsley and 92,500 shares to Richard T. Hauge, both of whom were accredited investors, as partial consideration for a settlement and release agreement entered into with them. See Part II. Item 1. Legal Proceedings: CardOne Development Company and CardOne Corporation. On such date, the approximate price of our common stock was $0.14 per share. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients acknowledged in writing that the securities constituted restricted securities and consented to a legend on the certificates to be issued and stop transfer instructions with the transfer agent.

         On April 16, 2001, we issued 110,960 shares of common stock to cancel our purchase of an office building in which our principal executive offices are located at 740 East 3900 South, Salt Lake City, Utah. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients acknowledged in writing that the securities constituted restricted securities and consented to a legend on the certificates to be issued and stop transfer instructions with the transfer agent.

Stock to Directors

         During the quarter ended June 30, 2001, we accrued the issuance of 90,000 shares to our five directors as directors' fees. Each of such directors was an accredited investor with full access to all of the information about us that registration would disclose. All certificates bore a restrictive legend and stop transfer instructions were noted on our stock transfer records.


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

                     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:
                  --------

                   SEC
   Exhibit      Reference
    Number        Number                            Title of Document                                Location
-------------- ------------ ------------------------------------------------------------------- -------------------

     Item 10.               Material Contracts
-------------- ------------ ------------------------------------------------------------------- -------------------

        10.01      10       Settlement and Release Agreement between SCHIMATIC Cash             Incorporated by
                            Transactions Network.com, Inc. and International Business           Reference(1)
                            Machines Corporation dated August 2, 2001
        10.02      10       Office Building Lease, 740 East 3900 South, Salt Lake City, Utah,   Incorporated by
                            between Big M Investments & MDF 740 E LLC and Schimatic Cash        Reference(1)
                            Transaction Network.com, Inc. dated August 29, 2001
        10.03      10       Collateralized Nonrecourse Loan Agreement (with Letter of Option    Incorporated by
                            Exercise and Stock Power of Attorney), dated May 3, 2001            Reference(1)
        10.04      10       Letter to Officers dated July 1, 2001, relating to options to       Incorporated by
                            purchase shares                                                     Reference(1)
        10.05      10       Form of Regular Convertible Note                                    Incorporated by
                                                                                                Reference(2)
        10.06      10       Form of Limited Recourse Convertible Note                           Incorporated by
                                                                                                Reference(2)
        10.07      10       Form of Stock Pledge Agreement                                      Incorporated by
                                                                                                Reference(2)
        10.08      10       Form of Accommodation Pledge Agreement                              Incorporated by
                                                                                                Reference(2)


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

                                  SCHIMATIC Cash Transactions Network.com, Inc.


Dated:  November 2, 2001        By /s/ James A. Williams
                                  ----------------------------------------------
                                  James A. Williams
                                  President


Dated:  November 2, 2001       By /s/ Joe G. Coykendall
                                 -----------------------------------------------
                                  Joe G. Coykendall
                                  Sr. Vice President and Chief Financial Officer