Form 10QSB/A
period 2001-06-30
SCHIMATIC CASH TRANSACTIONS NETWORK COM INC
filed 2001-11-05
CIK 1100772

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 2 to
                                   FORM 10-QSB


                  Quarterly Report under Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                  for the Quarterly Period Ended June 30, 2001


                         Commission File Number 0-30544


                  SCHIMATIC Cash Transactions Network.com, Inc.
        (Exact name of small business issuer as specified in its charter)

                    Florida                                   88-0415947
        (State or other jurisdiction of                    (I.R.S. Employer
        incorporation or organization)                    Identification No.)

       740 East 3900 South, Second Floor
             Salt Lake City, Utah                               84107
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

Transitional Small Business Disclosure Format:  Yes [ ]  No [X]

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          SCHIMATIC Cash Transactions
                                          Network.com, Inc.



Dated:  November 5, 2001                  By /s/ Joe G. Coykendall
                                             --------------------------------
                                             Joe G. Coykendall
                                             Sr. Vice President and
                                             Chief Financial Officer