Form 10QSB
period 2001-09-30
SCHIMATIC CASH TRANSACTIONS NETWORK COM INC
filed 2001-11-14
CIK 1100772

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 2001


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


Check mark whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of November 14, 2001, issuer had 97,314,699 shares of issued and outstanding common stock, par value $0.001.

Transitional Small Business Disclosure Format:  Yes |_|  No |X|

                                TABLE OF CONTENTS

       Item                        Description                             Page

                          Part I--Financial Information
     Item 1        Financial Statements

                   Nine Months Ended September 30, 2001 and 2000 and the Cumulative Period During the Development Stage from February 27, 1997 (Inception) Through September 30, 2001 (unaudited):

                   Consolidated Balance Sheet................................  1
                   Consolidated Statement of Operations......................  2
                   Consolidated Statements of Cash Flows.....................  3
                   Notes to Consolidated Financial Statements................  4

     Item 2        Management's Discussion and Analysis or Plan of Operation.  5

                           Part II--Other Information
     Item 1        Legal Proceedings......................................... 10
     Item 2        Changes in Securities and Use of Proceeds................. 11
     Item 3        Defaults upon Senior Securities........................... 13
     Item 4        Submission of Matters to a Vote of Security Holders....... 13
     Item 5        Other Information......................................... 13
     Item 6        Exhibits and Reports on Form 8-K.......................... 14

                   Signatures................................................ 15

                  SCHIMATIC CASH TRANSACTIONS NETWORK.COM.INC.
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2001
                                   (unaudited)

                                     ASSETS

CURRENT ASSETS:
     Cash                                                  $             45,393
     Other current asset                                                  3,345
                                                             -------------------
        TOTAL CURRENT ASSETS                                             48,738

PATENTS - at cost, net                                                   29,858
                                                             -------------------
                                                           $             78,596
                                                             ===================

            LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable - IBM                                $          1,200,000
     Accounts payable - Other                                           632,714
     Accrued wages and payroll taxes                                    833,277
     Loans payable - shareholders                                       243,571
                                                             -------------------
        TOTAL CURRENT LIABILITIES                                     2,909,562
                                                             -------------------
CONVERTIBLE NOTES PAYABLE                                             1,203,350
                                                             -------------------

SHAREHOLDERS' DEFICIT:
     Common stock, $.001 par value,  200,000,000 shares authorized,
              91,768,182 shares issued and outstanding                   91,767
     Additional paid-in capital                                      31,372,030
     Less: Common stock subscriptions receivable                     (2,410,827)
     Deficit accumulated during the development stage               (33,087,285)
                                                             -------------------
        TOTAL SHAREHOLDERS' DEFICIT                                  (4,034,315)
                                                             -------------------
                                                           $             78,596
                                                             ===================

                 See notes to consolidated financial statements.

                  SCHIMATIC CASH TRANSACTIONS NETWORK.COM.INC.
                       ( A Development Stage Enterprise )
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                          Three Months Ended          Nine Months Ended          Cumulative During
                                                             September 30,              September 30,         the Development Stage
                                                        -------------------------  --------------------------   (February 27, 1997
                                                           2001         2000          2001          2000      to September 30, 2001)
                                                        -----------  ------------  ------------  ------------   -------------------
REVENUE                                                 $         -  $          -  $          -  $          -  $                  -

EXPENSES:
    Research and development                              2,021,880     1,217,294     4,113,622     2,797,200            10,372,326
    Selling, general and administrative                   2,108,359     1,296,816     4,577,447     2,887,095            19,146,288
    Depreciation and amortization                             1,500        21,837        60,546        65,511               361,617
    Write-off of common stock subscription receivable     1,125,000             -     1,125,000             -             1,125,000
    Loss on impairment of assets                                  -             -             -             -               627,107
    Interest expense                                        751,629        35,150     1,378,638       129,992             1,924,948
                                                         -----------  ------------  ------------  ------------   -------------------
       TOTAL EXPENSES                                     6,008,368     2,571,097    11,255,252     5,879,798            33,557,285
                                                         -----------  ------------  ------------  ------------   -------------------
LOSS BEFORE EXTRAORDINARY ITEMS                          (6,008,368)   (2,571,097)  (11,255,252)   (5,879,798)          (33,557,285)

EXTRAORDINARY ITEMS - GAIN ON
    EXTINGUISHMENT OF DEBT                                        -             -       770,000             -               470,000
                                                         -----------  ------------  ------------  ------------   -------------------
NET LOSS                                                $(6,008,368) $ (2,571,097) $(10,485,252) $ (5,879,798) $        (33,087,285)
                                                         ===========  ============  ============  ============   ===================
NET LOSS PER SHARE, BASIC AND DILUTED:
    BEFORE EXTRAORDINARY ITEM                           $     (0.07) $      (0.04) $      (0.15) $      (0.11) $              (0.58)
    EXTRAORDINARY ITEM                                            -             -          0.01             -                  0.01
                                                         -----------  ------------  ------------  ------------   -------------------
TOTAL NET LOSS PER SHARE, BASIC AND DILUTED             $     (0.07) $      (0.04) $      (0.14) $      (0.11) $              (0.57)
                                                         ===========  ============  ============  ============   ===================
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED                    88,822,159    68,444,183    76,899,697    55,645,920            58,261,770
                                                         ===========  ============  ============  ============   ===================


                 See notes to consolidated financial statements.

                  SCHIMATIC CASH TRANSACTIONS NETWORK.COM.INC.
                        ( A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                   Nine Months Ended          Cumulative During
                                                                   September 30,          the Development Stage
                                                              ---------------------------    (February 27, 1997
                                                                   2001           2000        to September 30, 2001)
                                                              ------------  -------------   -------------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                              $ (10,485,252)$   (5,879,798) $        (33,087,285)
       Adjustments to reconcile net loss to net cash
        used in operating activities:
          Depreciation and amortization                             60,546         65,511               361,617
          Stock option compensation                              6,298,761      3,041,456             9,866,696
          Common stock issued for services and compensation        579,194        308,749             7,738,263
          Common stock issued for interest expense               1,369,740         64,417             1,506,240
          Write-off of common stock subscription receivable      1,125,000              -             1,125,000
          Gain on extinguishment of debt                          (770,000)             -              (470,000)
          Loss on impairment of assets                                   -              -               627,107
       Changes in current assets and liabilities:
        Other assets                                                (3,345)        (5,384)               26,673
        Accounts payable and accrued expenses                      796,516        663,960             4,838,549
                                                              ------------  -------------   -------------------
     NET CASH USED IN OPERATING ACTIVITIES                      (1,028,840)    (1,741,089)           (7,467,140)
                                                              ------------  -------------   -------------------
     CASH FLOWS FROM INVESTING ACTIVITIES:
        Acquisition of property and equipment                            -        (63,359)             (347,349)
        Acquisition of patents                                           -              -               (46,854)
                                                              ------------  -------------   -------------------
     CASH USED IN INVESTING ACTIVITIES                                   -        (63,359)             (394,203)
                                                              ------------  -------------   -------------------
     CASH FLOWS FROM FINANCING ACTIVITIES:
        Proceeds from  loans payable - shareholders                      -              -               498,571
        Proceeds from (repayment of) notes payable                 968,350        (78,000)            1,578,350
        Proceeds from common stock subscriptions receivable        100,000              -               100,000
        Sales of common stock                                            -      1,876,446             5,729,815
                                                              ------------  -------------   -------------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                   1,068,350      1,798,446             7,906,736
                                                              ------------  -------------   -------------------
     NET INCREASE (DECREASE) IN CASH                                39,509         (6,002)               45,393

     CASH AT BEGINNING OF PERIOD                                     5,884          6,002                     -
                                                              ------------  -------------   -------------------
     CASH AT END OF PERIOD                                   $      45,393 $            -  $             45,393
                                                              ============  =============   ===================

       SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

       CASH PAID DURING THE YEAR FOR:
           Interest                                          $       1,875 $            -  $              1,875
                                                              ============  =============   ===================
           Income taxes                                      $           - $            -  $                  -
                                                              ============  =============   ===================
       NON-CASH FLOW FINANCING AND INVESTING ACTIVITIES:
           Issuance of common stock for debt                 $      25,000 $      250,000  $          1,327,794
                                                              ============  =============   ===================
           Stock options granted for accrued wages           $     919,197 $            -  $            919,197
                                                              ============  =============   ===================
           Issuance of common stock for investment in
                 real estate joint venture                   $           - $            -  $            489,108
                                                              ============  =============   ===================
           Issuance of common stock for equipment            $           - $            -  $              6,800
                                                              ============  =============   ===================
           Issuance of common stock for IC One, Inc.         $           - $            -  $             42,674
                                                              ============  =============   ===================
           Issuance of common stock for shareholder's loan   $     255,000 $            -  $            406,992
                                                              ============  =============   ===================
           Issuance of common stock for software             $           - $            -  $            115,000
                                                              ============  =============   ===================
           Issuance of common stock for notes receivable     $   1,335,827 $            -  $          2,510,827
                                                              ============  =============   ===================



                 See notes to consolidated financial statements.

         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2001 and 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000 and 1999 and the cumulative period during the development stage from February 27, 1997 (Inception) through December 31, 2000.

2.       INTANGIBLE ASSET

         At September 30, intangible asset consists of:

                                               Useful Life            2001
                                             ----------------     --------------
        Patents                                 14 years            $ 46,854
        Less: Accumulated amortization                               (16,996)
                                                                  --------------
                                                                    $ 29,858
                                                                  ==============

3.       CONVERTIBLE NOTES

         From January through September 30, 2001, the Company issued additional convertible notes payable of $968,350. The convertible notes payable bear interest at rates ranging from 20% to 25% per month, which is payable in common stock at a price of either $0.20 or $0.366 or, if lower, the traded market price. The Company has the option to repay the notes, unless the holder elects to convert the notes into common stock at a conversion price of $0.366. In some cases, the convertible notes cannot be completely converted into common stock until the holder has received a minimum number of shares of common stock to pay interest and/or convert a portion of the notes into common stock.

4.       SHAREHOLDERS' DEFICIT

         In the nine months ended September 30, 2001, the Company issued 23,325,639 shares of common stock. Included in this total are 8,093,194 shares issued for interest on convertible notes of $1,369,740, 2,788,602 shares issued for services and compensation of $579,194. In addition, in July 2001, the officers, including the Chairman of the Board, and employees have exercised their options to purchase 12,428,333 shares of common stock. In connection with the exercise, the optionees delivered nonrecourse promissory notes of $1,335,827, after crediting the $255,000 owed to the Chairman of the Board. Further,

         76,527 shares were issued and 211,017 shares were cancelled as an adjustment to the exchange ratio for the acquisition of IC One, Inc., with an aggregate par value of $77 and $211, respectively.

         During 2000, the Company's Board of Directors granted options for the purchase of 13,298,333 shares of its common stock to officers, directors and employees of the Company. The exercise prices for such options ranged from $0.48 to $0.80 per share, of which 8,298,333 options were granted below the traded market price on the date of the grant. Of these stock options granted below the traded market price prior to January 1, 2001, 8,298,333 vested during the nine months ended September 30, 2001.

         In January and July 2001, the Company's Board of Directors granted options for the purchase of 10,321,783 shares of its common stock to officers, directors and employees of the Company, including 9,191,970 options granted to officers and directors in exchange for settlement of $919,197 of accrued wages. The exercise prices for such options ranged from $0.10 to $0.22 per share, were granted below the traded market price and vested during the nine months ended September 30, 2001.

         As a result of the options granted below the traded market price the Company has recorded stock option compensation of $6,298,761 in the nine months ended September 31, 2001.

         In July 2001, the Company reached an agreement with a former employee in settlement of disputed terms of a note receivable pursuant to a stock purchase agreement entered into by IC One, Inc. in 1998. Under this agreement, the Company agreed to accept payments totaling $175,000, of which $100,000 was received in July 2001, and the balance is due by December 31, 2001, in full satisfaction of the $1,300,000 in common stock subscriptions receivable. Therefore, the Company has recorded a write-off of $1,125,000 in common stock subscriptions receivable.

5.       EXTRAORDINARY GAIN

         In June 2001, the Company reached an agreement with IBM to reduce the balance of accounts payable to IBM and as a result recorded a gain from extinguishments of debt of $770,000.

6.       SUBSEQUENT EVENT

         In October and November 2001, the Company issued additional convertible notes payable of $485,000. The terms of the convertible notes are substantially the same as those issued through September 2001 (see Note
         3).

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

Historical Results

     Results of Operations

         We have been in a development stage during the period since inception. See note 1 of notes to consolidated financial statements in the annual Form 10-KSB for the year ended December 31, 2000 and 1999 and the cumulative period during the development stage from February 27, 1997 (Inception) through December 31, 2000 for a discussion of the reverse acquisition accounting. From February 27, 1997 (Inception) until September 30, 2001, we incurred total expenses of approximately $33,557,000, including approximately $10,372,000 for research and development leading to creation of our patents, software and intellectual property. Of the approximately $33.6 million of total expenses, approximately $9.2 million represents the value of compensation for services and interest expense paid for by the issuance of common stock. The balance of the expenses was funded through the sale of securities and through increases in liabilities.

         During the nine months ended September 30, 2001, we incurred total expenses of approximately $11,255,000, compared to approximately $5,880,000 in the same period in 2000. The year 2001 total expenses include approximately $6,299,000 of noncash expense related to accounting for stock option compensation, compared to approximately $3,041,000 in the same period in 2000. Comparable other expenses excluding the stock option compensation were approximately $4,956,000 in 2001, compared to approximately $2,839,000 in the same period in 2000. At the current time, we are operating at a level that will require approximately $250,000 per month, including minimum amounts of reduction in the current liabilities of our subsidiary, IC One, Inc.

     Current Liabilities and Debt Reduction Plan

         We have experienced severe cash shortages and inability to pay our obligations on a timely basis. Through September 30, 2001, we had incurred approximately $2,910,000 of unpaid current liabilities, including $1,200,000 payable to IBM. During the nine months ended September 30, 2001, we have reached negotiated settlements or agreed to issue stock options to reduce liabilities by a total of approximately $2,010,000. See note 16 of the notes to consolidated financial statements in the annual report on Form 10-KSB for the year ended December 31, 2000 and 1999 and the cumulative period during the development stage from February 27, 1997 (Inception) through December 31, 2000 for an additional description of these transactions.

     External Funding

         We have been able to raise capital through the issuance of our common stock and convertible debt securities through private placements. During the nine months ended September 30, 2001, we raised approximately $968,000 from the issuance of convertible notes payable, paid for services and compensation by issuing common stock valued at approximately $579,000 (other than stock option compensation amounts) and issued common stock for interest expense of approximately $1,370,000.

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

         Unless otherwise indicated, all transactions were the result of arm's-length negotiations. Transactions involving the issuances of stock to persons who, at the time of such transactions, were either executive officers, directors, principal stockholders or other affiliates are noted. In each case of the issuance of stock to affiliates, unless otherwise noted, such affiliates purchased stock on the same terms at which stock was sold to unrelated parties in contemporaneous transactions, and such transactions were approved unanimously by the disinterested directors.

         Certificates for all shares issued in the following transactions bore a restrictive legend conspicuously on their face and stop transfer instructions were noted respecting such certificates on our stock transfer records.

Common Stock Sales

     Stock to Directors

         During the quarter ended September 30, 2001, we accrued the issuance of 90,000 shares to our five directors as directors' fees. Each of such directors was an accredited investor with full access to all of the information about us that registration would disclose. All certificates bore a restrictive legend and stop transfer instructions were noted on our stock transfer records.

     Issuance of Limited Recourse Promissory Notes Convertible into Common Stock

         During the quarter ended September 30, 2001, we issued $493,350 in aggregate principal amount of limited recourse promissory notes convertible into our common stock. Net proceeds from the sale of these notes are to be used for specific continuing operating requirements and not to pay past due liabilities. The convertible notes bear monthly interest at rates from ranging 20% to 25%, payable in additional shares of common stock at a price of either $0.20 or $0.366 per share, or if lower, computed based on the then-market price for the common stock in the over-the-counter market. The convertible notes are redeemable at our option, unless the investor elects to convert all or any part of the principal amount of the convertible notes into additional shares of common stock. In certain cases, we have agreed not to redeem the convertible notes until such time as the investors have the right to convert their interest and principal into an agreed minimum number of shares. During the quarter ended September 30, 2001, we issued an aggregate of 4,930,907 shares in payment of $749,740 in interest accruing on these notes.

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

Options

     Grants

         We have granted options as follows:

     Name             Effective Date  Number of Shares Exercise Price As Granted
     ----             --------------  ---------------- -------------------------
Officers and Directors
David J. Simon           07/01/2001      2,055,000               $0.10
James A. Williams        07/01/2001      1,429,970                0.10
Joe G. Coykendall        07/01/2001      1,112,500                0.10
Peter J. Bennee          07/01/2001      1,049,500                0.10
Richard T. Hauge         07/01/2001        940,000                0.10
John D. Hipsley          07/01/2001        940,000                0.10
Philip J. Voelker        07/01/2001        780,000                0.10
Donna M. Kreutz          07/01/2001        885,000                0.10
Other Employees          07/01/2001        579,813                0.10

         In July 2001, the Company's chairman of the board of directors, David Simon, agreed to cancel options to purchase 1,778,000 shares held by him.

     Exercises

         In July 2001, all officers and employees offered options repriced in July 2001, exercised their options to purchase an aggregate of 12,428,333 shares with the delivery of nonrecourse promissory notes with an aggregate principal balance of $1,335,827, after crediting Mr. Simon $255,000 against the exercise price of his options resulting from the cancellation of our indebtedness to him. In consideration of the requirement that the options be exercised immediately, we authorized the payment of the exercise price by the execution of nonrecourse promissory notes in the principal amount of the full purchase price. The notes are due no later than December 31, 2004, and provide that the maker of the note is required to repay principal only from proceeds from the sale of the stock issued. Stock issued for options exercised in consideration of the notes is being held by us as collateral for the note. If a note is not repaid at or before maturity on December 31, 2004, the subject shares would be returned to us for cancellation, and the related note would become null and void.

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

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:
                  --------

                   SEC
   Exhibit      Reference
    Number        Number                            Title of Document                                Location
-------------- ------------ ------------------------------------------------------------------- -------------------

     Item 10.               Material Contracts
-------------- ------------ ------------------------------------------------------------------- -------------------
        10.01      10       Settlement and Release Agreement between SCHIMATIC Cash             Incorporated by
                            Transactions Network.com, Inc. and International Business           Reference(1)
                            Machines Corporation dated August 2, 2001
        10.02      10       Office Building Lease, 740 East 3900 South, Salt Lake City, Utah,   Incorporated by
                            between Big M Investments & MDF 740 E LLC and Schimatic Cash        Reference(1)
                            Transaction Network.com, Inc. dated August 29, 2001
        10.03      10       Letter to Officers dated July 1, 2001, relating to options to       Incorporated by
                            purchase shares                                                     Reference(1)
        10.04      10       Form of Regular Convertible Note                                    Incorporated by
                                                                                                Reference(2)
        10.05      10       Form of Limited Recourse Convertible Note                           Incorporated by
                                                                                                Reference(2)
        10.06      10       Form of Stock Pledge Agreement                                      Incorporated by
                                                                                                Reference(2)
        10.07      10       Form of Accommodation Pledge Agreement                              Incorporated by
                                                                                                Reference(2)


(1) Incorporated by reference from Amendment No. 3 to Form 10-SB/A filed on September 10, 2001.
(2) Incorporated by reference from Annual Report on Form 10-KSB filed on October 15, 2001.

         (b)      Reports on Form 8-K:
                  -------------------
                  During   the  quarter  ended  September 30, 2001, we filed the
                  following reports on Form 8-K:


                  Date of Event Reported                  Item Reported
                  --------------------------------  ----------------------------
                         June 30, 2001                    Item 5. Other Events
                  --------------------------------

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SCHIMATIC Cash Transactions Network.com, Inc.


Dated:  November 14, 2001       By /S/James A. Williams
                                  -------------------------------------------
                                  James A. Williams
                                  President


Dated:  November 14, 2001       By /S/Joe G. Coykendall
                                  -------------------------------------------
                                  Joe G. Coykendall
                                  Sr. Vice President and Chief Financial Officer