Form 10QSB/A
period 2000-03-31
SCHIMATIC CASH TRANSACTIONS NETWORK COM INC
filed 2002-03-05
CIK 1100772

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 2 to
                                  FORM 10-QSB/A

                   Quarterly    Report under Section 13 or 15(d) of the
                                Securities Exchange Act of 1934 for the
                                Quarterly Period Ended March 31, 2000

                         Commission File Number 0-30632

                  SCHIMATIC Cash Transactions Network.com, Inc.
        (Exact name of small business issuer as specified in its charter)

                  Florida                              88-0415947
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)

                       26800 Laguna Hills Drive, Suite 100
                          Aliso Viejo, California 92656
               (Address of principal executive office) (Zip Code)

                                  949-916-1206
                            Issuer's telephone number

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of January 31, 2002, issuer had 99,680,678 shares of issued and outstanding common stock, par value $0.001.

Transitional Small Business Disclosure Format: Yes |_| No |X|

This amended report is significantly different than the previous report filed for this period and it is the Company's intention that this report should be considered as a revised report in its entirety.

                                TABLE OF CONTENTS


       Item                       Description                              Page

                          Part I--Financial Information
     Item 1    Financial Statements........................................   3

               Three Months Ended March 31, 2000 and 1999 and the Cumulative Period During the Development Stage From February 27, 1997 (Inception) through March 31, 2000 (unaudited):

               Consolidated Balance Sheet
               Consolidated Statements of Operations
               Consolidated Statements of Cash Flows
               Notes to Consolidated Financial Statements

     Item 2    Management's Discussion and Analysis or Plan of Operation...   8

                       Part II--Other Information
     Item 1    Legal Proceedings...........................................  13
     Item 2    Changes in Securities and Use of Proceeds...................  15
     Item 3    Defaults upon Senior Securities.............................  18
     Item 4    Submission of Matters to a Vote of Security Holders.........  18
     Item 5    Other Information...........................................  18
     Item 6    Exhibits and Reports on Form 8-K............................  19

               Signatures..................................................  19

                          PART I--FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

          SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEET


                                    March 31, 2000
                                      (Unaudited)

                                        ASSETS
   CURRENT ASSETS:

   CASH                                                           $    16,945
   PROPERTY AND EQUIPMENT - at cost, net                              292,884
   PATENTS - at cost, net                                              39,521
   INVESTMENT IN REAL ESTATE JOINT VENTURE                            476,865
                                                                    ---------
                                                                  $   826,215
                                                                    =========

                        LIABILITIES AND SHAREHOLDERS' DEFICIT

   CURRENT LIABILITIES:

   Accounts payable - IBM                                         $ 1,970,000
   Accounts payable - other                                           519,616
   Accrued wages and payroll taxes                                    600,091
   Notes payable                                                      375,000
   Loans payable - shareholders                                       300,325
                                                                   ----------
         TOTAL CURRENT LIABILITIES                                  3,765,032
                                                                    ---------


SHAREHOLDERS' DEFICIT:

   Common stock, $.001 par value; 200,000,000 shares
   authorized 55,542,210 shares issued and outstanding                 55,542
   Additional paid-in capital                                      31,606,968
   Less: Common stock subscriptions receivable                     (2,300,000)
   Deficit accumulated during the development stage               (32,301,327)
                                                                   -----------
      TOTAL SHAREHOLDERS' DEFICIT                                  (2,938,817)
                                                                   -----------
                                                                  $   826,215
                                                                   ===========


                See notes to consolidated financial statements.

          SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                      Three Months Ended Cumulative During
                                           March 31,       the Development Stage
                                    ---------------------   (February 27, 1997
                                       2000        1999     to March 31, 2000)
                                    ----------  ---------- ---------------------
                                                (Restated
                                                see Note 5)

REVENUE                           $         -  $         -    $          -

EXPENSES:
 Research and development             442,798      948,396      11,582,759
 Selling, general and
    administrative                  1,102,542    1,197,425      19,893,584
 Depreciation and amortization         21,837       22,000         192,759
 Interest expense                      17,661       59,217         300,975
                                   ----------   ----------     -----------
TOTAL EXPENSES                      1,494,838    2,227,038      31,970,077
                                   ----------   ----------     -----------

LOSS BEFORE EXTRAORDINARY ITEM     (1,494,838)  (2,227,038)    (31,970,077)

EXTRAORDINARY ITEM-LOSS ON
 EXTINGUISHMENT OF DEBT                     -            -        (331,250)
                                   ----------   ----------     -----------
NET LOSS                          $(1,494,838) $(2,227,038)   $(32,301,327)
                                   ==========   ==========     ===========


NET LOSS PER SHARE, BASIC
 AND DILUTED:
  BEFORE EXTRAORDINARY ITEM       $     (0.03) $     (0.05)
  EXTRAORDINARY ITEM                     -             -
                                    ---------    ---------
NET LOSS PER SHARE,
 BASIC AND DILUTED                $     (0.03) $     (0.05)
                                    =========    =========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING,
  BASIC AND DILUTED                54,879,278   43,783,040
                                   ==========   ==========


                See notes to consolidated financial statements.

          SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                         A Development Stage Enterprise
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Cumulative
                                                       Three Months Ended           During the
                                                             March 31,          Development Stage
                                                    --------------------------- (February 27, 1997
                                                       2000           1999       to March 31, 2000)
                                                    ------------  -------------  ------------------
                                                                   (Restated
                                                                   see Note 5)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                           $(1,494,838)  $ (2,227,038)  $  (32,301,327)
 Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                      21,837         22,000          192,759
      Common stock issued for services                  410,442      1,367,860       23,131,738
      Stock option compensation                          88,764              -           88,764
        (Gain)Loss on extinguishment of debt                  -              -          331,250
Changes in assets and liabilities:
       Other assets                                           -         30,018           30,018
       Accounts payable and accrued expenses            140,988        167,385        3,445,742
                                                    ------------  -------------  ---------------
NET CASH USED IN OPERATING ACTIVITIES                  (832,807)      (639,775)      (5,081,056)
                                                    ------------  -------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES;
      Acquisition of property and equipment             (12,672)       (30,387)        (355,310)
      Acquisition of patents                                  -         (3,148)         (46,854)
                                                    ------------  -------------  ---------------
CASH USED IN INVESTING ACTIVITIES                       (12,672)       (33,535)        (402,164)
                                                    ------------  -------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from loans payable - shareholders              -              -          375,000
      Proceeds from notes payable                       (40,000)             -          425,325
      Sales of common stock                             896,422        658,000        4,699,840
                                                    ------------  -------------  ---------------
NET CASH PROVIDED BY
        FINANCING ACTIVITIES                            856,422        658,000        5,500,165
                                                    ------------  -------------   --------------
NET INCREASE (DECREASE) IN CASH                          10,943        (15,309)          16,945

CASH AT BEGINNING OF PERIOD                               6,002         30,837                -
                                                    ------------  -------------  ---------------
CASH AT END OF PERIOD                               $    16,945   $     15,528   $       16,945
                                                    ============  =============  ===============

             Supplemental disclosure of cash flow information

CASH PAID DURING THE YEAR FOR:
  Interest                                          $         -   $          -   $            -
                                                    ============  =============  ===============
  Income taxes                                      $         -   $          -   $            -
                                                    ============  =============  ===============

NON-CASH FLOW FINANCING AND INVESTING ACTIVITIES:
  Issuance of common stock for investment in
        real estate joint venture                   $    56,864   $          -   $      476,864
                                                    ============  =============  ===============
  Issuance of common stock for equipment            $     8,000   $          -   $        8,000
                                                    ============  =============  ===============
  Issuance of common stock for IC One, Inc.         $       120   $          -   $       34,929
                                                    ============  =============  ===============
  Issuance of common stock for shareholder's loan   $         -   $          -   $      150,000
                                                    ============  =============  ===============
  Issuance of common stock for software             $         -   $          -   $      115,000
                                                    ============  =============  ===============
  Issuance of common stock for notes receivable     $         -   $          -   $    2,300,000
                                                    ============  =============  ===============

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

2. PROPERTY AND EQUIPMENT

At March 31, property and equipment consists of:

                                                       2000
                                                  ------------
     Office equipment                            $     241,023
     Furniture and fixtures                             76,916
     Software                                          120,222
     Leasehold improvements                             40,149
                                                  ------------
                                                       478,310
     Less: Accumulated depreciation                   (185,426)
                                                  ------------
                                                 $     292,884
                                                  ============

3. INTANGIBLE ASSET

At March 31, intangible asset consists of:
                                                Useful Life         2000
                                             ----------------    ----------
     Patents                                    14 years         $  46,854
     Less: Accumulated amortization                                 (7,333)
                                                                 ----------
                                                                 $  39,521
                                                                 ==========

4. SHAREHOLDERS' DEFICIT

In the three months ended March 31, 2000, the Company issued 1,527,261 shares of common stock. Included in this total are 1,282,766 shares issued for cash with proceeds of $896,422, 162,756 shares issued for services of $410,442, 8,000 shares issued for $8,000 of office equipment, 28,432 shares for $56,864 additional investment in real estate joint venture. Further, during January 2000, the number of shares of common stock originally issued in exchange of the 34,809,443 increased by 119,905 to 34,929,348 in order to provide shares to those IC One shareholders that had not received stock in the Company. In addition, in January 2000, 286,267 shares of common stock were returned and cancelled, resulting in an adjusted issuance of common stock in exchange of 18,311,525 shares. In January of 2000, the Company issued 211,669 shares of common stock for $114,000 received in 1999 for common stock to be issued. The Company has valued the shares issued based upon the traded market price on the date of issuance as this was considered a more reliable measure than the value of goods or services received.

In January and March 2000, the Company's Board of Directors granted options for the purchase of 3,724,000 shares of its common stock to officers, directors and employees of the Company. The exercise prices for such options ranged from $0.48 to $0.80 per share, which was below the traded market price on the date of grant. Vesting of the right to exercise such stock options will occur over periods until the year 2010. All of the stock options expire at the end of 10 years from the date of grant. Of the stock options granted in the period, 143,330 shares vested, and therefore, the Company recorded stock option compensation of $88,764.

5. PRIOR PERIOD ADJUSTMENTS

During 2000, the Company identified certain transactions that should have been recorded by IC One prior to September 1999, the date of the reverse acquisition. IC One had issued common stock for certain legal, financial, development and administrative services, which were valued at $22,136,838, issued common stock for notes receivable of $2,300,000 and the rights to software valued at $115,000. In addition, in 1999 IC One had received $114,000 for common stock to be issued and had incorrectly recorded the amount as a reduction in operating expenses. In 1997, the Company had incorrectly included 7,815,080 shares of common stock as outstanding from February 27, 1997 (Inception) and included 1,160,986 shares in issuance of common stock in exchange in 1999. The common stock issued for services and software in 1999, 1998 and 1997 was valued based on the common stock sold for cash in 1999, 1998 and 1997 as this was a more reliable measure than the value of goods or services received. Since IC One is treated as the continuing entity for reverse acquisition accounting purposes and the historical financial statements presented are those of IC One, the Company recorded prior period adjustments for the years ended December 31, 1999, 1998 and 1997. Therefore, the Company has recorded an adjustment to common stock, additional paid-in capital and accumulated deficit for the services performed in 1999, 1998 and 1997. In the three months ended March 31, 1999, the adjustment totaled $1,322,725 (the total adjustment for 1999 is $3,652,414, which included the 1,160,986 shares of common stock reclassified from issuance of common stock in exchange), in 1998 of $2,366,957, and in 1997 of $16,117,467, which included the 7,815,080 shares of common stock reclassified from February 27, 1997 (Inception). Further, in the three months ended March 31, 1999, the Company has recorded a prior period adjustment for the accrual of taxes payable of $33,386 (the total adjustment for 1999 is $125,393) and in 1998 of $19,865. In addition, in 1999 and 1998 IC One recorded adjustments for the issuance of common stock for notes receivable and in 1999 recorded an adjustment for the purchase of software including the common stock to be issued. In 2000, the Company issued 211,669 shares of common stock for cash received in 1999 for common stock to be issued.

The prior period adjustments for IC One for the three months ended March 31, 1999, have been reflected in the Company's statement of operations as follows:

                                                             As Previously
                                             As Restated          Reported
                                             ------------   ---------------
     Revenue                                 $          -   $            -

     Expenses                                  2,227,038           870,927
                                             ------------   ---------------

     Net loss                                $(2,227,038)   $     (870,927)
                                             ============   ===============


     Net loss per share, basic and diluted   $     (0.05)   $        (0.05)
                                             ============   ===============


    Weighted average number of common shares
    outstanding, basic and diluted            43,783,040        17,052,000
                                             ============   ===============


        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Special Note about Forward-Looking Information

This report includes forward-looking statements because we believe it may be helpful to investors to communicate our plans and expectations. Forward-looking statements about what may happen in the future are based on management's beliefs, assumptions and plans for the future, information currently available to management, and other statements that are not historical in nature. Forward-looking statements include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions, including among others:

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

Historical Results

         Results of Operations

We have been in the development stage during the period since inception. See
Note 1 of Notes to Consolidated Financial Statements in Form 10-SB/A for the year ended December 31, 2000 and 1999, and the cumulative period during the development stage from February 27, 1997 (Inception) through December 31, 2000, for a discussion of the reverse acquisition accounting. From February 27, 1997 (Inception) until March 31, 2000, we incurred total expenses of approximately $31,970,000, including approximately $11,583,000 for research and development leading to creation of our patents, software and intellectual property. Of the approximately $32.0 million of expenses, approximately $23.0 million represents the value of compensation for services paid for by the issuance of common stock. The balance of the expenses was funded through the sale of securities and through increases in liabilities.

During the three months ended March 31, 2000, we incurred total expenses of approximately $1,495,000, compared to approximately $2,227,000 in the same period in 1999. The year 2000 total expenses include approximately $89,000 of noncash expense related to accounting for stock option compensation, which did not occur in the same period in 1999. Comparable other expenses excluding the stock option compensation were approximately $1,406,000 in 2000, compared to approximately $2,227,000 in the same period in 1999. During the period following the reverse acquisition of IC One, we have succeeded in scaling back our incurred expenses. At the current time, we are operating at a level that will require approximately $250,000 per month, including minimum amounts of reduction in the current liabilities of our subsidiary, IC One, Inc.

         Current Liabilities and Debt Reduction Plan

We have experienced severe cash shortages and inability to pay our obligations on a timely basis. Through March 31, 2000, we had incurred approximately $3,765,000 of unpaid current liabilities. Since March 31, 2000, we have reached negotiated settlements to reduce liabilities by a total of $1,240,000. See Note 16 of the Notes to Consolidated Financial Statements in Form 10-SB/A for the year ended December 31, 2000 and 1999 and the cumulative period during the development stage from February 27, 1997 (Inception) through December 31, 2000, for an additional description of these transactions. We estimate that, at the date of filing of this report, current liabilities total approximately $3,091,000, including approximately $1,060,000 payable to IBM and $337,000 owed to officers or directors. The remaining approximately $1,694,000 of current liabilities are to vendors and other unaffiliated creditors. Substantially all of the current liabilities are past due.

         External Funding

We have been able to raise capital through the issuance of our common stock securities through private placements. During the three months ended March 31, 2000, we raised approximately $896,000 from the sale of common stock for cash and paid for services by issuing common stock valued at approximately $410,000 (other than stock option compensation amounts).

Plan of Operation

         Business Development

Our plan of operation focuses primarily on the continued building of business and marketing alliances and revenue channels for our intellectual property and products. We will also actively commence increased marketing efforts with specific customers including smart-card issuers, providers of payments processing services, and providers of hardware and software products to the industry. We will actively continue our program of integrating and licensing our software products with other applications related to electronic payments. Successful completion of contracts for the delivery of software products will require additional customization and enhancement. Our business plan anticipates a substantial increase in the demand for software products and services related to the use of smart-chip devices in electronic payments. At the same time, the use by electronic payments providers of smart-chip devices will increasingly come within the bounds of our patented intellectual property. We believe this may provide substantial opportunity for intellectual property licensing revenues commencing during 2002.

In summary, we project substantial expansion of smart-card loyalty programs in North America that we hope will enable us to complete new marketing and licensing arrangements that may lead to revenue during 2002. We do not expect, however, that these arrangements would result in revenues sufficient to cover operating costs prior to late 2002 or later.

We believe that in order to adequately pursue our plan of operation and meet our business and software development needs, we may need to hire up to 20 new employees in the year 2002. Our ability to obtain such people depends on our ability to obtain necessary capital. We do not expect to purchase or sell any material plant or equipment in the foreseeable future. See Note 16 of Notes to Consolidated Financial Statements-Subsequent Events in Form 10-SB/A for the year ended December 31, 2000 and 1999, and the cumulative period during the development stage from February 27, 1997 (Inception) through December 31, 2000, regarding the sale of our interest in a real estate joint venture acquired in 1999.

We believe our software and systems technologies are developed to the point where they are readily adaptable to market applications. Further development, with the exception of the integration of loyalty with payments processing, has been delayed pending further definition by market and process alliances. We expect product integration and enhancements will be partly co-funded by venture partners based on agreed cost/revenue sharing models and, in some cases, by the issuance of common stock or other securities. We are continuing our product enhancement program, in particular for the integration of loyalty with payments processing. Of the $10 million of new capital required as described below, we expect that as much as $5.0 million would be expended for the further enhancement of technology, associated patents and for the integration of application software into customer requirements. To the extent that such work can be funded in part by venture or alliance partners, this development budget would be reduced.

         Financing Program

We currently have no revenue from operations and do not expect to receive significant revenue until late 2002 or later. We currently require approximately $250,000 per month, or $3.0 million per year, to continue at current operation levels, including minimum amounts for reduction of past due liabilities of our subsidiary, IC One, Inc. In addition, we estimate that we will require as much as $7.0 million of funds over the next 12 months in order to implement our marketing plan, including research and development expenses associated with integrating and enhancing our technologies and other operating expenses as contemplated by our plan of operation.

Based on our analysis of our marketing efforts to date, we believe that we may begin receiving sufficient revenue in approximately the third or fourth quarter of 2002 to meet our minimal requirements, but that time may be delayed if we are unable to raise necessary capital timely or if we experience unexpected delays in generating revenues. Prior to the time when we have sufficient internally-generated funds, we expect to raise funds through the sale of additional securities or through strategic alliances or joint venture arrangements with established companies in order to meet such needs. We cannot assure that we will be able to complete such sales of securities or arrangements. If externally provided capital is not sufficient or if our receipt of revenue is unexpectedly delayed, we may be unable to continue.

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

Neither WestPark nor any other person or firm has agreed to provide us with any required external funding, other than as described in Form 10-SB/A.

Going Concern

As noted in Note 2 of Notes to Consolidated Financial Statements in Form 10-SB/A for the year ended December 31, 2000 and 1999, and the cumulative period during the development stage from February 27, 1997 (Inception) through December 31, 2000, the substantial amount of current liabilities, the absence of revenues in the near term and the need for substantial amounts of capital necessary for our plan of operation, collectively, raise doubt about our ability to continue as a going concern.

Management's plans with respect to these matters include continuing to restructure or renegotiate current liabilities, the issuance of additional debt or equity securities in order to raise additional funds and ultimately generating revenue from the marketing plan now being implemented. In the event we are unable to raise necessary funds from external sources, we will seek additional forbearance agreements, continue to defer executive employee compensation and seek to obtain necessary services through the issuance of common stock. Management expects to incur substantial additional losses for the foreseeable future, even if we are able to begin generating revenue during 2002. We will also rely increasingly on strategic alliances with others that might assume responsibility for financing specific required product customization or enhancement tasks; thus, reducing our financial requirements for the exploitation of our intellectual properties.

Based on management's analysis of the rate of advancement of the smart-chip-based electronic payments industry, the financial and operating plans described above, our historic ability to obtain capital through the sale of securities and our successful plan to reduce by negotiation our current liabilities, we believe that we will be able to continue.

                           PART II--OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

During the quarter covered by this report, we were not a party to any material legal proceedings, and to our knowledge, no such legal proceedings were threatened against us, except as follows:

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

Quint Star Management

On August 30, 1999, Quint Star Management, Inc. initiated an action in the Third Judicial District Court, Salt Lake City, Utah, against IC One, Inc., Arthur D. Bennett and Peter J. Bennee, for unpaid rent and related charges, plus costs and attorney's fees, under the lease on our former principal executive offices in Salt Lake City, Utah. Quint Star Management, Inc. vs. IC One, Inc., Arthur D. Bennett, and Peter Bennee (case no. 990908764EV). Following the entry of judgment against IC One for $50,541.03 on December 7, 2000, IC One reached a payment arrangement under which we are obligated to pay $5,000 per month, plus ongoing obligations under the lease. The settlement obligation is guaranteed by the parent, SCHIMATIC Cash Transactions Network.com, Inc., and is secured by the furniture and equipment, inventory, accounts, and chattel paper of both the parent and IC One. We are currently in default in our obligations under this agreement, but have not received notice of any further action by this creditor.

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

CardOne Development Company and CardOne Corporation

At the acquisition of IC One in September 1999, 7,800,000 of the shares issued were placed in a separate trust account to address contingencies in case they arose as a result of IC One's acquisition from CardOne Development Company of intellectual property rights that had been licensed to CardOne Corporation, both organized by affiliates of IC One. Subsequently, 210,800 of those shares were determined to be in excess of the appropriate conversion calculation and were returned to us for cancellation. IC One recognized that persons with claims against or interest in either CardOne Development or CardOne Corporation might assert claims against IC One. Subsequently, Richard T. Hauge, a founder, officer and director of CardOne Corporation, together with his associate, John D. Hipsley, advised that they sought to protect the interest of persons having a claim against or interest in CardOne Corporation.

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

In July, August and September 2001, with the assistance of Messrs. Hauge and Hipsley, the trust distributed the 7,589,200 shares held by it in consideration of waivers and releases from persons known to have had claims against or interests in either CardOne Development or CardOne. In the foregoing, no stock was issued to our executive officers, directors, other affiliates and founders or their respective affiliates, including Messrs. Hauge and Hipsley.

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

Prior to the date of the reverse acquisition, we valued common stock issued for services based on the prices at which common stock sold for cash in approximately contemporaneous transactions. After the date of the reverse acquisition, we valued common stock issued for goods and services based on the traded market price on the date of issuance.

Certificates for all shares issued in the following transactions bore a restrictive legend conspicuously on their face and stop transfer instructions were noted respecting such certificates on the stock transfer records of the Company, except as expressly noted in the cases of (a) one 2,000 share certificate issued in error and recovered, (b) a stock dividend to stockholders immediately preceding the IC One acquisition, and (c) the issuance of securities under compensatory benefit plans in reliance on Rule 701 promulgated under the Securities Act of 1933.

Erroneous Issuances

In May 1999, 2,000 shares of the Company's stock were erroneously issued, without restricted legends, by the previous transfer agent. The shares issued were subsequently canceled on March 31, 2000, with the concurrence of the recipient.

At various times during the period following the acquisition of IC One, errors in the share registry for IC One were discovered. The Company assumed the responsibility for issuing equivalent Company shares of restricted common stock in accordance with the acquisition exchange ratio of 0.7591 shares of Company stock for each share of IC One stock to correct such errors. As a result, the Company issued 119,905 shares during the first quarter of 2000, which were returned from or issued to various IC One stockholders who were able to prove their entitlement, including four additional persons whose names did not appear on the IC One stockholder list at the time of the acquisition.

Real Estate Joint Venture

On December 30, 1999, the Company agreed to issue 420,000 shares of restricted common stock at an agreed value of $400,000 to three nonaffiliated entities as a joint venture investment in an office building in which the Company's principal executive offices are located. As of the date of this transaction, the market price for the common stock was approximately $0.88 per share. The recipients were introduced to the Company by a co-worker of one of the Company's directors, who was aware the Company was looking for office space. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients acknowledged in writing that they were receiving restricted securities and consented to a legend on the certificates issued and stop transfer instructions with the transfer agent. On March 15, 2000, the Company issued 28,432 shares for capital improvements to the property valued at $56,864, or $2.00 per share, the approximate market price of our common stock as of that date.

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

         Services

During the quarter ended March 31, 2000, we issued 162,756 shares of restricted common stock to four nonaccredited investors, in exchange for financial, technical and management services, with a total value of $410,442, or $2.52 per share. On the dates on which such transactions occurred during the above period, the trading price of the common stock ranged between approximately $0.88 and $3.94 per share. The offering was limited to, and each of the persons receiving stock in the foregoing transactions was, one or more of the following: a regular employee/consultant, an existing stockholder, or a family member or personal or business associate of an affiliate. Each was able to bear the financial risk of the investment. Each transaction was negotiated by one or more executive officers of the Company. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients acknowledged in writing that they were receiving restricted securities and consented to a legend on the certificates issued and stop transfer instructions with the transfer agent.

The above shares issued for services also included 60,000 shares of stock that were accrued for issuance to the directors of the Company during the first quarter of 2000. All of these shares were issued as of March 2001. All certificates bore a restrictive legend and stop transfer instructions were noted on the Company's stock transfer records.

         Cash Sales

During the quarter ending March 31, 2000, we issued and sold an aggregate of 1,282,766 shares of restricted common stock for cash of $896,422, or an average of approximately $0.70 per share, to 71 accredited purchasers. In January of 2000, the Company issued 211,669 shares of common stock for $114,000 received in 1999 for common stock to be issued. On the dates on which such transactions occurred during the above period, the market price for the common stock ranged between approximately $0.88 and $3.94 per share. The offering was limited to, and each of the persons receiving stock in the foregoing transactions was, one or more of the following: a regular employee/consultant, an existing stockholder, a family member or personal or business associate of an affiliate, an employee, or a then-current stockholder. Each of the 71 purchasers approached us regarding the investment. Each was able to bear the financial risk of the investment. Each transaction was negotiated by one or more executive officers of the Company. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients acknowledged in writing that they were receiving restricted securities and consented to a legend on the certificates issued and stop transfer instructions with the transfer agent.

Litigation Settlement

On November 15, 2000, the Company settled a lawsuit initiated by two attorneys formerly employed by the Company, one of whom was legal counsel and chief financial officer and the other of whom was his son, with the issuance of 500,000 shares of restricted common stock, 270,000 shares of which were issued as of March 1, 2000, the date on which they were originally issuable by agreement, and 230,000 shares of which were issued as of the November 1, 2000, the date the terms of the settlement were agreed to. The approximate price of the common stock was $3.13 on March 1, 2000, $0.63 on November 1, 2000, and $0.35 on November 15, 2000. Because of the professional training, positions and responsibilities with the Company, relationships with executive officers and between themselves, and bargaining position, the recipients of stock in this settlement were fully appraised of the business and financial condition of the Company and had received or had access to all information about the Company. The recipients acknowledged in writing that they were receiving restricted securities and consented to a legend on the certificates issued and stop transfer instructions with the transfer agent. Certificates for the foregoing shares were issued in March 2001, when the market price was approximately $0.25 per share.

Options

         Grants

The Company granted options as follows:

                         Effective            Number          Exercise Price
     Name                  Date              of Shares          as Granted
----------------------- ----------          -----------       ---------------
Officers and Directors:
     Peter Bennee       01/13/2000*            600,000                 $0.48
     James Williams     03/01/2000           2,250,000                  0.48
     Donna Kreutz       01/13/2000*            200,000                  0.48
     Paul Christensen   01/13/2000*            100,000                  0.48

Other Employees:
     Chris Jones        01/13/2000             200,000                  0.48
     Sandi Lueck        01/13/2000              35,000                  0.48
     Matt Mangum        03/09/2000              24,000                  0.80
     James McKenna      01/13/2000              35,000                  0.48
     Debra Feraco       01/13/2000              60,000                  0.48

     Elaine Beavon      01/13/2000              60,000                  0.48
     Rhoda Debes        01/13/2000              60,000                  0.48
     Rex Griffiths      01/13/2000             100,000                  0.48

------------------

*The options noted were granted in reliance on the exemption from registration set forth in Rule 701 for certain compensatory benefit plans and contracts relating to compensation, to certain Company-related individuals. Each person receiving this compensation was a past or present employee, director, officer, family member, consultant or advisor. We made the offers and sales pursuant to written compensatory benefit plans delivered to the investors. In each fiscal year, less than the maximum allowable amount of $1,000,000 or 15% of the outstanding amount of the class of securities was offered and sold in reliance on this section. In no fiscal year have we exceeded the $5,000,000 annual limit that would trigger additional disclosure obligations to the investors. We also rely on the exemption from registration provided in Section 4(2) for these offers and sales as noted below.

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

                     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

                SEC
Exhibit      Reference
 Number        Number      Title of Document               Location
-------      ---------     -----------------------------   ------------------

Item 3.                    Articles of Incorporation and
                           Bylaws
-------      ---------     -----------------------------   ------------------
 3.05            3         Articles of Amendment to        Incorporated by
                           Articles of Incorporation of    reference(2)
                           SCHIMATIC Cash Transactions
                           Network.com, Inc. dated
                           June 30, 1999, filed June 26,
                           2000

Item 10.                   Material Contracts
-------      ---------     -----------------------------   ------------------
 10.09           10        Employment Agreement between    Incorporated by
                           SCTN dba IC One, Inc. and Jim   reference (1)
                           Williams dated February 9,
                           2000, effective as of March 1,
                           2000
---------------

(1) Incorporated by reference from Amendment No. 3 to Form 10-SB/A filed on September 10, 2001.
(2) Incorporated by reference from Amendment No. 5 to Form 10-SB/A filed on February 14, 2002.

(b) Reports on Form 8-K: During the quarter ended March 31, 2000, we did not file any reports on Form 8-K:



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  SCHIMATIC Cash Transactions Network.com, Inc.


Dated:  March 5, 2002       By /s/ James A. Williams
                                   ------------------------------------------
                                   James A. Williams
                                   President

Dated:  March 5, 2002       By /s/ Joe G. Coykendall
                                   ------------------------------------------
                                   Joe G. Coykendall
                                   Sr. Vice President and Chief Financial
                                   Officer