Form 10QSB/A
period 2000-06-30
SCHIMATIC CASH TRANSACTIONS NETWORK COM INC
filed 2002-03-05
CIK 1100772

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 3 to
                                  FORM 10-QSB/A

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

               Six Months Ended June 30, 2000 and 1999 and the Cumulative Period During the Development Stage From February 27, 1997 (Inception) through June 30, 2000 (unaudited):

               Consolidated Balance Sheet
               Consolidated Statements of Operations
               Consolidated Statements of Cash Flows
               Notes to Consolidated Financial Statements

     Item 2    Management's Discussion and Analysis or Plan of Operation...    8

                       Part II--Other Information
     Item 1    Legal Proceedings...........................................   13
     Item 2    Changes in Securities and Use of Proceeds...................   15
     Item 3    Defaults upon Senior Securities.............................   17
     Item 4    Submission of Matters to a Vote of Security Holders.........   17
     Item 5    Other Information...........................................   18
     Item 6    Exhibits and Reports on Form 8-K............................   18

               Signatures..................................................   19

                          PART I--FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

          SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2000
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:

  Cash                                                        $    45,733
  Other Current Assets                                              1,955
                                                              -----------
       TOTAL CURRENT ASSETS                                        47,688

PROPERTY AND EQUIPMENT - at cost, net                             323,208

PATENTS - at cost, net                                             38,884

INVESTMENT IN REAL ESTATE JOINT VENTURE                           476,865
                                                              -----------
                                                              $   886,645
                                                              ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES:

  Accounts payable - IBM                                      $ 1,970,000
  Accounts payable - other                                        355,978
  Accrued wages and payroll taxes                                 653,191
  Notes payable                                                   125,000
  Loans payable - shareholders                                    272,325
                                                              -----------
       TOTAL CURRENT LIABILITIES                                3,376,494
                                                              -----------

SHAREHOLDERS' DEFICIT:
  Common stock, $.001 par value; 200,000,000 shares
    authorized 58,536,937 shares issued and outstanding            58,537
  Additional paid-in capital                                   35,631,598
  Less:  Common stock subscriptions receivable                 (2,300,000)
  Deficit accumulated during the development stage            (35,879,983)
                                                              -----------
       TOTAL SHAREHOLDERS' DEFICIT                             (2,489,849)
                                                              -----------
                                                                  886,645
                                                              ===========


See notes to consolidated financial statements.

          SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                       ( A Development Stage Enterprise )
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                                                                      Cumulative
                                                Three Months Ended         Six Months Ended           During the
                                                    June 30,                   June 30,            Development Stage
                                           -------------------------- --------------------------   (February 27, 1997
                                              2000          1999          2000         1999        to June 30, 2000)
                                           ------------ ------------- ------------- ------------ ----------------------

                                                        (Restated-                  (Restated-
                                                         See Note 5)                 See Note 5)
REVENUE                                    $         -  $          -  $          -  $         -        $             -

EXPENSES:

    Research and development                 1,334,525       845,075     1,777,323     1,793,471            12,917,284
    Selling, general and administrative        775,153       593,178     1,787,695     1,790,603            20,668,735
     Depreciation and amortization              21,837       124,850        43,674       146,850               214,596
     Interest expense                           77,181         1,166        94,842        60,383               378,156
                                           ------------ ------------- ------------- ------------ ----------------------
        TOTAL EXPENSES                       2,208,696     1,564,269     3,703,534     3,791,307            34,178,773
                                           ------------ ------------- ------------- ------------ ----------------------

LOSS BEFORE EXTRAORDINARY ITEM              (2,208,696)   (1,564,269)   (3,703,534)   (3,791,307)          (34,178,773)

EXTRAORDINARY ITEM-LOSS ON
      EXTINGUISHMENT OF DEBT                (1,369,960)            -    (1,369,960)             -           (1,701,210)
                                           ------------ ------------- ------------- ------------ ----------------------

NET LOSS                                  $ (3,578,656)$  (1,564,269) $  (5,073,494) $ (3,791,307)     $   (35,879,983)
                                           ============ ============= ============= ============ ======================

NET LOSS PER SHARE, BASIC AND DILUTED:

   BEFORE EXTRAORDINARY ITEM                   $ (0.04)      $ (0.04)      $ (0.08)      $ (0.09)
   EXTRAORDINARY ITEM                            (0.02)             -        (0.03)            -
                                           ------------  ------------  ------------  -----------
NET LOSS PER SHARE, BASIC AND DILUTED          $ (0.06)      $ (0.04)      $ (0.11)      $ (0.09)
                                           ============  ============  ============  ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED       57,237,028    43,673,290    47,959,475    43,728,165
                                           ============ ============= ============= ============




                See notes to consolidated financial statements.

          SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                         (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Six Months Ended           Cumulative During
                                                              June 30,              the Development Stage
                                                     ---------------------------   (February 27, 1997
                                                        2000           1999          to June 30, 2000)
                                                     ------------   ------------  -------------------------
                                                                     (Restated-
                                                                     See Note 5)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                         $(5,073,494)   $(3,791,307)            $  (35,879,983)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                    42,837        146,850                    213,759
         Stock option compensation                     1,421,300              -                  1,421,300
         Common stock issued for services                646,404      2,762,515                 23,367,700
         Common stock issued for interest expense         64,417              -                     64,417
         (Gain)Loss on extinguishment of debt          1,369,960              -                  1,701,210
   Changes in assets and liabilities:
          Other assets                                    (1,955)        28,944                     28,063
          Accounts payable and accrued expenses           30,450        140,518                  3,335,204
                                                     ------------   ------------  -------------------------
NET CASH USED IN OPERATING ACTIVITIES                 (1,500,081)      (712,480)                (5,748,330)
                                                     ------------   ------------  -------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of property and equipment           (63,359)       (51,747)                  (405,997)
         Acquisition of patents                                -        (10,069)                   (46,854)
                                                     ------------   ------------  -------------------------
CASH USED IN INVESTING ACTIVITIES                        (63,359)       (61,816)                  (452,851)
                                                     ------------   ------------  -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from loans payable - shareholders            -              -                    375,000
         (Repayment of ) proceeds from notes payable     (68,000)             -                    397,325
         Sales of common stock                         1,671,171        804,500                  5,474,589
                                                     ------------   ------------  -------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES              1,603,171        804,500                  6,246,914
                                                     ------------   ------------  -------------------------
NET INCREASE IN CASH                                      39,731         30,205                     45,733

CASH AT BEGINNING OF PERIOD                                6,002         30,837                          -
                                                     ------------   ------------  -------------------------
CASH AT END OF PERIOD                                   $ 45,733    $    61,042             $       45,733
                                                     ============   ============  =========================

             Supplemental disclosure of cash flow information

CASH PAID DURING THE YEAR FOR:
     Interest                                        $         -    $         -              $           -
                                                     ============   ============  =========================
     Income taxes                                    $         -    $         -              $           -
                                                     ============   ============  =========================
NON-CASH FLOW FINANCING AND INVESTING ACTIVITIES:
     Issuance of common stock for debt               $   250,000    $         -              $     250,000
                                                     ============   ============  =========================
     Issuance of common stock for investment in
           real estate joint venture                 $    56,864    $         -              $     476,864
                                                     ============   ============  =========================
     Issuance of common stock for equipment          $     8,000    $         -              $       8,000
                                                     ============   ============  =========================
     Issuance of common stock for IC One, Inc.       $       120    $         -              $      34,929
                                                     ============   ============  =========================
     Issuance of common stock for shareholder's loan $         -    $         -              $     150,000
                                                     ============   ============  =========================
     Issuance of common stock for software           $         -    $         -              $     115,000
                                                     ============   ============  =========================
     Issuance of common stock for notes receivable   $         -    $ 1,000,000              $   2,300,000
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

2. PROPERTY AND EQUIPMENT

At June 30, property and equipment consists of:


                                                            2000
                                                     --------------
         Office equipment                          $       241,023
         Furniture and fixtures                             77,108
         Software                                          142,285
         Leasehold improvements                             68,581
                                                     --------------
                                                           528,997
          Less: Accumulated depreciation                  (205,789)
                                                     --------------
                                                  $        323,208
                                                     ==============
3. INTANGIBLE ASSET

At June 30, intangible asset consists of:

                                   Useful Life            2000
                                  ----------------     ---------
Patents                            14 years         $    46,854
Less: Accumulated amortization                           (7,970)
                                                       ---------
                                                       $ 38,884
                                                       =========

4. SHAREHOLDERS' DEFICIT

In the six months ended June 30, 2000, the Company issued 4,521,988 shares of common stock. Included in this total are 3,032,348 shares issued for cash with proceeds of $1,671,171, 284,983 shares issued for services of $646,403,

1,122,918 shares issued for repayment of principal and interest totaling $314,417, with the excess of market value over the debt of $1,369,960 being recorded as an extraordinary loss, for a note to the Canopy Group, 8,000 shares issued to purchase equipment valued at $8,000, and 28,432 shares issued for an additional investment in real estate joint venture of $56,864. Further, during January 2000, the number of shares of common stock originally issued in exchange of the 34,809,443 increased by 119,905 to 34,929,348 in order to provide shares to those IC One shareholders that had not received stock in the Company. In addition, in January 2000, 286,267 shares of common stock were returned and cancelled, resulting in an adjusted issuance of common stock in exchange of 18,311,525 shares. In January of 2000, the Company issued 211,669 shares of common stock for $114,000 received in 1999 for common stock to be issued. The Company has valued the shares issued based upon the traded market price on the date of issuance as this was considered a more reliable measure than the value of goods or services received.

During the six months ended June 30, 2000, the Company's Board of Directors granted options for the purchase of 5,928,333 shares of its common stock to officers, directors and employees of the Company. The exercise price for such options ranged from $0.48 to $0.80 per share, which was below the traded market price on the date of the grant. Vesting of the right to exercise such stock option will occur over periods until the year 2010. All of the stock options expire at the end of 10 years from the date of grant. Of stock options granted in the period, 1,372,007 shares vested, and therefore, the Company recorded stock option compensation of $1,421,300.

5. PRIOR PERIOD ADJUSTMENTS

During 2000, the Company identified certain transactions that should have been recorded by IC One prior to September 1999, the date of the reverse acquisition. IC One had issued common stock for certain legal, financial, development and administrative services, which were valued at $22,136,838, issued common stock for notes receivable of $2,300,000 and the rights to software valued at $115,000. In addition, in 1999 IC One had received $114,000 for common stock to be issued and had incorrectly recorded the amount as a reduction in operating expenses. In 1997, the Company had incorrectly included 7,815,080 shares of common stock as outstanding from February 27, 1997 (Inception) and included 1,160,986 shares in issuance of common stock in exchange in 1999. The common stock issued for services and software in 1999, 1998 and 1997 was valued based on the common stock sold for cash in 1999, 1998 and 1997 as this was a more reliable measure than the value of goods or services received. Since IC One is treated as the continuing entity for reverse acquisition accounting purposes and the historical financial statements presented are those of IC One, the Company recorded prior period adjustments for the years ended December 31, 1999, 1998 and 1997. Therefore, the Company has recorded an adjustment to common stock, additional paid-in capital and accumulated deficit for the services performed during the six months ended June 30, 1999 of $2,354,422 (the total adjustment for 1999 is $3,652,414, which included the 1,160,986 shares of common stock reclassified from issuance of common stock in exchange), in 1998 of $2,366,957, and in 1997 of $16,117,467, which included the 7,815,080 shares of common stock reclassified from February 27, 1997 (Inception). Further, in the six months ended June 30, 1999, the Company has recorded a prior period adjustment for the accrual of taxes payable of $97,844 (the total adjustment for 1999 is $125,393) and in 1998 of $19,865. In addition, in 1999 and 1998 IC One recorded adjustments for the issuance of common stock for notes receivable and in 1999 recorded an adjustment for the purchase of software including the common stock to be issued. In 2000, the Company issued 211,669 shares of common stock for cash received in 1999 for common stock to be issued.

The prior period adjustments for IC One for the six months ended June 30, 1999, have been reflected in the Company's statement of operations as follows:

                                                             As Previously
                                   As Restated                 Reported
                                ------------------    -----------------------
Revenue                         $               -     $                    -

Expenses                                3,791,307                  1,339,041
                                ------------------    -----------------------
Net loss                        $      (3,791,307)    $           (1,339,041)
                                ==================    =======================
Net loss per share,
  basic and diluted             $           (0.09)    $                (0.06)
                                ==================    =======================
Weighted average number of
     common shares outstanding,
     basic and diluted                 43,728,165                 21,214,665
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

Historical Results

         Results of Operations

We have been in the development stage during the period since inception. See
Note 1 of Notes to Consolidated Financial Statements in Form 10-SB/A for the year ended December 31, 2000 and 1999 and the cumulative period during the development stage from February 27, 1997 (Inception) through December 31, 2000, for a discussion of the reverse acquisition accounting. From February 27, 1997 (Inception) until June 30, 2000, we incurred total expenses of approximately $34,179,000, including approximately $12,917,000 for research and development leading to creation of our patents, software and intellectual property. Of the approximately $34.2 million of expenses, approximately $23.4 million represents the value of compensation for services paid for by the issuance of common stock. The balance of the expenses was funded through the sale of securities and through increases in liabilities.

During the six months ended June 30, 2000, we incurred total expenses of approximately $3,704,000, compared to approximately $3,791,000 in the same period in 1999. The year 2000 total expenses include approximately $1,421,000 of noncash expense related to accounting for stock option compensation, which did not occur in the same period in 1999. Comparable other expenses excluding the stock option compensation were approximately $2,283,000 in 2000, compared to approximately $3,791,000 in the same period in 1999. During the period following the reverse acquisition of IC One, we have succeeded in scaling back our incurred expenses. At the current time, we are operating at a level that will require approximately $250,000 per month, including minimum amounts of reduction in the current liabilities of our subsidiary, IC One, Inc.

         Current Liabilities and Debt Reduction Plan

We have experienced severe cash shortages and inability to pay our obligations on a timely basis. Through June 30, 2000, we had incurred approximately $3,376,000 of unpaid current liabilities. Since June 30, 2000, we have reached negotiated settlements to reduce liabilities by a total of $1,240,000. See Note 16 of the Notes to Consolidated Financial Statements in Form 10-SB/A for the year ended December 31, 2000 and 1999 and the cumulative period during the development stage from February 27, 1997 (Inception) through December 31, 2000, for an additional description of these transactions. We estimate that, at the date of filing of this report, current liabilities total approximately $3,091,000, including approximately $1,060,000 payable to IBM and $337,000 owed to officers or directors. The remaining approximately $1,694,000 of current liabilities are to vendors and other unaffiliated creditors. Substantially all of the current liabilities are past due.

         External Funding

We have been able to raise capital through the issuance of our common stock securities through private placements. During the six months ended June 30, 2000, we raised approximately $1,671,000 from the sale of common stock for cash and paid for services by issuing common stock valued at approximately $646,000 (other than stock option compensation amounts).

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

We believe our software and systems technologies are developed to the point where they are readily adaptable to market applications. Further development, with the exception of the integration of loyalty with payments processing, has been delayed pending further definition by market and process alliances. We expect product integration and enhancements will be partly co-funded by venture partners based on agreed cost/revenue sharing models and, in some cases, by the issuance of common stock or securities. We are continuing our product enhancement program, in particular for the integration of loyalty with payments processing. Of the $10 million of new capital required as described below, we expect that as much as $5.0 million would be expended for the further enhancement of technology, associated patents and for the integration of application software into customer requirements. To the extent that such work can be funded in part by venture or alliance partners, this development budget would be reduced.

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

Neither WestPark nor any other person or firm has agreed to provide us with any required external funding, other than as described in Part II. Item 4. Recent Sales of Unregistered Securities in Form 10-SB/A.

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

                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter covered by this report, we were not a party to any material legal proceedings, and to our knowledge, no such legal proceedings were threatened against us, except as follows:"


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

On October 16, 2000, after evaluating the position of Messrs. Hauge and Hipsley, we entered into a Settlement, Release, Conveyance, and Covenant not to Sue with Mr. Hauge and CardOne Corporation. Under the agreement, we agreed to employ Mr. Hauge, and Mr. Hauge agreed to assist us in resolving claims against the CardOne entities, to convey to us his right, title or interest to common stock, preferred stock and any other securities in the CardOne entities, to waive any further claim to any right, title or interest in common stock, preferred stock and any other securities in the CardOne entities, to waive any indebtedness against the CardOne entities, to convey to us his interest, and disclaim any further interest, in the intellectual properties formerly held by the CardOne entities, and to deliver all books and records of the CardOne entities in his possession to us. Mr. Hauge, CardOne Corporation and the Company further agreed to a complete mutual release of claims, waiver and covenant not to sue.

In December 2000, we also entered into a Settlement, Release, Conveyance, and Covenant not to Sue with John D. Hipsley, we agreed to employ Mr. Hipsley, and Mr. Hipsley agreed to waive any indebtedness against CardOne Corporation and CardOne Development Company and to disclaim any further interest in the intellectual property held by IC One, Inc. Mr. Hipsley and the Company further agreed to a complete mutual release of claims, waiver and covenant not to sue.

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

Sales for Services or Cash

         Services

During the quarter ended June 30, 2000, we issued 284,983 shares of restricted common stock to six nonaccredited investors, in exchange for financial, technical and management services, with a total value of $646,403, or $2.27 per share. On the dates on which such transactions occurred during the above period, the trading price of the common stock ranged between approximately $1.28 and $2.25 per share. The offering was limited to, and each of the persons receiving stock in the foregoing transactions was, one or more of the following: a regular employee/consultant, an existing stockholder, or a family member or personal or business associate of an affiliate. Each was able to bear the financial risk of the investment. Each transaction was negotiated by one or more executive officers of the Company. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients acknowledged in writing that they were receiving restricted securities and consented to a legend on the certificates issued and stop transfer instructions with the transfer agent.

The above shares issued for services included 17,500 shares of restricted common stock issued to two key employees as a retention incentive in April 2000. Both employees were engaged in administrative, technical, legal, marketing or financial functions within the Company and were fully aware of the Company's business and financial condition and related risks. The average trading price of the common stock at the time of the transaction was approximately $1.68 per share. The recipients acknowledged in writing that they were receiving restricted securities and consented to a legend on the certificates issued and stop transfer instructions with the transfer agent.

The above shares issued for services also included 65,000 shares of stock that were accrued for issuance to the directors of the Company for the quarter ending June 30, 2000. All of these shares were issued as of March 2001. All certificates bore a restrictive legend and stop transfer instructions were noted on the Company's stock transfer records.

         Cash Sales

During the quarter ending June 30, 2000, we issued and sold an aggregate of 1,749,582 shares of restricted common stock for cash of $774,750, or an average of approximately $0.44 per share, to 33 accredited purchasers. On the dates on which such transactions occurred during the above period, the market price for the common stock ranged between approximately $1.28 and $2.25 per share. The offering was limited to, and each of the persons receiving stock in the foregoing transactions was, one or more of the following: a regular employee/consultant, an existing stockholder, a family member or personal or business associate of an affiliate, an employee, or a then-current stockholder. Each of the 24 purchasers approached us regarding the investment. Each was able to bear the financial risk of the investment. Each transaction was negotiated by one or more executive officers of the Company. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients acknowledged in writing that they were receiving restricted securities and consented to a legend on the certificates issued and stop transfer instructions with the transfer agent.

Grants

The Company granted options as follows:

                            Effective       Number of          Exercise Price
    Name                       Date          Shares             as Granted
Officers and Directors:
    James Williams         04/04/2000*       250,000                0.48
    Donna Kreutz           04/04/2000*       150,000                0.48
    Joe Coykendall         05/01/2000      1,000,000                0.48
                           05/01/2000        500,000                0.64
    Richard Hauge          04/04/2000        100,000                0.48
    John Hipsley           04/04/2000        100,000                0.48
Other Employees:
    Janette Goins          05/24/2000        104,333                0.48
---------------

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

         Loan Repayments

On May 1, 2000, the Company entered into an agreement with the Canopy Group, Inc. to issue 1,122,918 shares of restricted common stock in consideration of satisfaction of a $314,417 judgment and an additional 416,667 shares for $250,000 cash investment, or $0.37 per share. The judgment related to a claim for collection of the obligation due under a $250,000 promissory note in default. On the date of this settlement, the market price for the common stock was approximately $1.90 per share. This venture capital investor was provided with and had access to full business and financial information about the Company and negotiated the transaction with principal executive officers of the Company.

         Simon Option Exercise

On April 28, 2000, the Company erroneously recorded the exercise of stock options by David J. Simon, executive officer, director, founder and accredited investor with full access to information about the Company. Such options were to purchase 1,152,260 shares of common stock for $170,000, or $0.15 per share. This transaction was reversed December 11, 2000, based on clarification of Mr. Simon's intentions.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

                SEC
Exhibit      Reference
 Number        Number      Title of Document               Location
-------      ---------     -----------------------------   ------------------

Item 3.                    Articles of Incorporation and
                           Bylaws
-------      ---------     -----------------------------   ------------------
 3.05            3         Articles of Amendment to        Incorporated by
                           Articles of Incorporation of    reference(2)
                           SCHIMATIC Cash Transactions
                           Network.com, Inc. dated
                           June 30, 1999, filed June 26,
                           2000

Item 10.                   Material Contracts
-------      ---------     -----------------------------   ------------------
10.35           10         Letter of Termination of        Incorporated by
                           eExpo Marketing Agreement       reference (1)
                           dated April 4, 2000

---------------

(1) Incorporated by reference from Amendment No. 3 to Form 10-SB/A filed on September 10, 2001.
(2) Incorporated by reference from Amendment No. 5 to Form 10-SB/A filed on February 14, 2002.

(b) Reports on Form 8-K: During the quarter ended June 30, 2000, we did not file any reports on Form 8-K.

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