Form 10QSB/A
period 2000-09-30
SCHIMATIC CASH TRANSACTIONS NETWORK COM INC
filed 2002-03-05
CIK 1100772

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

                              TABLE OF CONTENTS

Item                       Description                                  Page

                      Part I--Financial Information
Item 1         Financial Statements....................................... 3

               Nine Months Ended September 30, 2000 and 1999, and the Cumulative Period during the Development Stage from February 27, 1997 (Inception) through September 30, 2000 (unaudited):
               Consolidated Balance Sheet
               Consolidated Statements of Operations
               Consolidated Statements of Cash Flows
               Notes to Consolidated Financial Statements

Item 2         Management's Discussion and Analysis or Plan of Operation.. 8

                      Part II--Other Information
Item 1         Legal Proceedings..........................................13
Item 2         Changes in Securities and Use of Proceeds..................15
Item 3         Defaults upon Senior Securities............................17
Item 4         Submission of Matters to a Vote of Security Holders........17
Item 5         Other Information..........................................17
Item 6         Exhibits and Reports on Form 8-K...........................18

               Signatures.................................................18

                          PART I--FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS



        SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2000
                                   (Unaudited)

                                     ASSETS

OTHER CURRENT ASSETS                                           $     6,955
PROPERTY AND EQUIPMENT - at cost, net                              302,846
PATENTS - at cost, net                                              37,410
INVESTMENT IN REAL ESTATE JOINT VENTURE                            476,865
                                                                 ---------
                                                               $   824,076
                                                                 =========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable - IBM                                         $ 1,970,000
Accounts payable - other                                           707,456
Accrued wages and payroll taxes                                    814,708
Notes payable                                                      125,000
Loans payable - shareholders                                       262,325
                                                                   ---------
      TOTAL CURRENT LIABILITIES                                  3,879,489
                                                                 ---------
SHAREHOLDERS' DEFICIT:

Common stock, $.001 par value;
 200,000,000 shares authorized
 59,294,667 shares issued and
 outstanding.                                                       59,294
Additional paid-in capital                                      38,046,551
Less: Common stock subscriptions receivable                     (2,300,000)
Deficit accumulated during the development stage               (38,861,258)
                                                                ----------
      TOTAL SHAREHOLDERS' DEFICIT                               (3,055,412)
                                                                ----------
                                                               $   824,076
                                                                ==========

                See notes to consolidated financial statements.

          SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                      Cumulative
                                Three Months Ended        Nine Months Ended           During the
                                 September 30,            September 30,            Development Stage
                          -------------------------- --------------------------  (February 27, 1997 to
                             2000          1999          2000         1999         September 30, 2000)
                          ------------ ------------- ------------- ------------   --------------------
                                         (Restated-                  (Restated-
                                         See Note 5)                 See Note 5)
REVENUE                   $        -    $        -    $        -   $        -         $            -

EXPENSES:
 Research and development  1,422,381       665,090     3,199,704    2,458,561             14,339,666
 Selling, general and
    administrative         1,501,906       693,216     3,289,601    2,483,819             22,170,642
 Depreciation and
    amortization              21,837       135,254        65,511      282,104                236,433
 Interest expense             35,150        (4,153)      129,992       56,230                413,306
                         ------------ ------------- ------------- ------------    -------------------
   TOTAL EXPENSES          2,981,274     1,489,407     6,684,808    5,280,714             37,160,048
                         ------------ ------------- ------------- ------------    -------------------

LOSS BEFORE
  EXTRAORDINARY ITEM      (2,981,274)   (1,489,407)   (6,684,808)  (5,280,714)           (37,160,048)

EXTRAORDINARY ITEM-
 LOSS ON EXTINGUISHMENT
 OF DEBT                           -             -    (1,369,960)            -            (1,701,210)
                         ------------ ------------- ------------- ------------ ----------------------

NET LOSS                 $(2,981,274)  $(1,489,407)  $(8,054,768) $(5,280,714)         $ (38,861,258)
                         ============ ============= ============= ============ ======================

NET LOSS PER SHARE,
 BASIC AND DILUTED:

 BEFORE EXTRAORDINARY
    ITEM                 $     (0.05)  $     (0.03)   $    (0.14) $     (0.12)
 EXTRAORDINARY ITEM                -             -         (0.03)           -
                         ------------ ------------- ------------- ------------

NET LOSS PER SHARE,
BASIC AND DILUTED        $     (0.05)  $     (0.03)   $    (0.17) $     (0.12)
                         ============ ============= ============= ============

WEIGHTED AVERAGE
 NUMBER OF COMMON
 SHARES OUTSTANDING,
 BASIC AND DILUTED        58,965,762    48,723,142    48,160,489   45,393,158
                         ============ ============= ============= ============

                See notes to consolidated financial statements.

          SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                         (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                     Nine Months                Cumulative During
                                                    September 30,           Ended the Development Stage
                                               ---------------------------      (February 27, 1997
                                                  2000           1999         to September 30, 2000)
                                               ------------   ------------  -------------------------
                                                              (Restated
                                                               see Note 5)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                    $(8,054,768)  $ (5,280,714)             $ (38,861,258)
  Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization                 65,511        282,104                    236,433
     Stock option compensation                  3,239,930              -                  3,239,930
     Common stock issued for services             729,371      3,804,390                 23,450,667
     Common stock issued for interest expense      64,417              -                     64,417
     Common stock issued to settle
       CardOne claims                             308,889              -                    308,889
     (Gain)Loss on extinguishment of debt       1,369,960              -                  1,701,210
   Changes in assets and liabilities:
     Other assets                                  (6,955)        (2,387)                    23,063
     Accounts payable and accrued expenses        542,605        (59,219)                 3,847,360
                                              ------------   ------------  -------------------------
NET CASH USED IN OPERATING ACTIVITIES          (1,741,040)    (1,255,826)                (5,989,289)
                                              ------------   ------------  -------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment           (63,359)       (47,466)                  (405,997)
  Acquisition of patents                                -        (15,379)                   (46,854)
                                              ------------   ------------  -------------------------
CASH USED IN INVESTING ACTIVITIES                 (63,359)       (62,845)                  (452,851)
                                              ------------   ------------  -------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from loans payable-shareholders              -         35,000                    375,000
  (Repayment of) proceeds from notes payable      (78,000)             -                    387,325
  Sales of common stock                         1,876,397      1,252,833                  5,679,815
                                              ------------   ------------  -------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES       1,798,397      1,287,833                  6,442,140
                                              ------------   ------------  -------------------------
NET DECREASE IN CASH                               (6,002)       (30,837)                         -

CASH AT BEGINNING OF PERIOD                         6,002         30,837                          -
                                              ------------   ------------  -------------------------
CASH AT END OF PERIOD                         $         -    $         -              $           -
                                              ============   ============  =========================

  Supplemental disclosure of cash flow information CASH PAID DURING THE YEAR
FOR:
  Interest                                    $         -    $         -              $           -
                                              ============   ============  =========================
  Income taxes                                $         -    $         -              $           -
                                              ============   ============  =========================
NON-CASH FLOW FINANCING AND
 INVESTING ACTIVITIES:
  Issuance of common stock for debt           $   250,000    $         -              $     250,000
                                              ============   ============  =========================
  Issuance of common stock for investment in
   real estate joint venture                  $    56,864    $         -              $     476,864
                                              ============   ============  =========================
  Issuance of common stock for equipment      $     8,000    $         -              $       8,000
                                              ============   ============  =========================
  Issuance of common stock for IC One, Inc.   $       120    $         -              $      34,929
                                              ============   ============  =========================
  Issuance of common stock for
   shareholder's loan                         $         -    $         -              $     150,000
                                              ============   ============  =========================
  Issuance of common stock for software       $         -    $   115,000              $     115,000
                                              ============   ============  =========================
  Issuance of common stock for notes
   receivable                                 $         -    $ 1,000,000              $   2,300,000
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

          SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiary
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 and 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes included in the Company's Form 10-SB/A for the years ended December 31, 2000 and 1999, and the cumulative period during the development stage from February 27, 1997 (Inception) through December 31, 2000.

2. PROPERTY AND EQUIPMENT

At September 30, property and equipment consists of:
                                                            2000
                                                     --------------
         Office equipment                          $       241,023
         Furniture and fixtures                             77,108
         Software                                          143,123
         Leasehold improvements                             68,581
                                                     --------------
                                                           529,835
          Less: Accumulated depreciation                  (226,989)
                                                     --------------
                                                         $ 302,846
                                                     ==============
3. INTANGIBLE ASSET

At September 30, intangible asset consists of:

                                      Useful Life           2000
                                    ----------------     ---------
Patents                              14 years         $    46,854
Less: Accumulated amortization                             (9,444)
                                                         ---------
                                                      $    37,410
                                                         =========

4. SHAREHOLDERS' DEFICIT

In the nine months ended September 30, 2000, the Company issued 5,279,718 shares of common stock. Included in this total are 3,411,077 shares issued for cash with proceeds of $1,876,397, 369,804 shares issued for services of $729,371, and 1,122,918 shares issued for repayment of principal and interest totaling $314,417, with the excess of market value over the debt of $1,369,960 being recorded as an extraordinary loss, for a note to the Canopy Group, 8,000 shares issued to purchase equipment valued at $8,000, and 28,432 shares issued for an additional investment in real estate joint venture of $56,864. Further, during January 2000, the number of shares of common stock originally issued in exchange of the 34,809,443 increased by 119,905 to 34,929,348 in order to provide shares to those IC One shareholders that had not received stock in the Company. In addition, in January 2000, 286,267 shares of common stock were returned and cancelled, resulting in an adjusted issuance of common stock in exchange of 18,311,525 shares. In January of 2000, the Company issued 211,669 shares of common stock for $114,000 received in 1999 for common stock to be issued. The Company has valued the shares issued based upon the traded market price on the date of issuance as this was considered a more reliable measure than the value of goods or services received.

During the nine months ended September 30, 2000, the Company's Board of Directors granted options for the purchase of 11,098,333 shares of its common stock to officers, directors and employees of the Company. The exercise price for such options ranged from $0.48 to $0.80 per share, which was below the traded market price on the date of the grant. Vesting of the right to exercise such stock option will occur over periods until the year 2010. All of the stock options expire at the end of 10 years from the date of grant. Of stock options granted in the period, 2,421,884 shares vested, and therefore, the Company recorded stock option compensation of $3,239,930.

5. PRIOR PERIOD ADJUSTMENTS

During 2000, the Company identified certain transactions that should have been recorded by IC One prior to September 1999, the date of the reverse acquisition. IC One had issued common stock for certain legal, financial, development and administrative services, which were valued at $22,136,838, issued common stock for notes receivable of $2,300,000 and the rights to software valued at $115,000. In addition, in 1999 IC One had received $114,000 for common stock to be issued and had incorrectly recorded the amount as a reduction in operating expenses. In 1997, the Company had incorrectly included 7,815,080 shares of common stock as outstanding from February 27, 1997 (Inception) and included 1,160,986 shares in issuance of common stock in exchange in 1999. The common stock issued for services and software in 1999, 1998 and 1997 was valued based on the common stock sold for cash in 1999, 1998 and 1997 as this was a more reliable measure than the value of goods or services received. Since IC One is treated as the continuing entity for reverse acquisition accounting purposes and the historical financial statements presented are those of IC One, the Company recorded prior period adjustments for the years ended December 31, 1999, 1998 and 1997. Therefore, the Company has recorded an adjustment to common stock, additional paid-in capital and accumulated deficit for the services performed during the nine months ended September 30, 1999, of $3,309,156 (the total adjustment for 1999 is $3,652,414, which included the 1,160,986 shares of common stock reclassified from issuance of common stock in exchange), in 1998 of $2,366,957, and in 1997 of $16,117,467, which included the 7,815,080 shares of common stock reclassified from February 27, 1997 (Inception). Further, in the nine months ended September 30, 1999, the Company has recorded a prior period adjustment for the accrual of taxes payable of $125,393 (the total adjustment for 1999 is $125,393) and in 1998 of $19,865. In addition, in 1999 and 1998 IC
One recorded adjustments for the issuance of common stock for notes receivable and in 1999 recorded an adjustment for the purchase of software including the common stock to be issued. In 2000, the company issued 211,669 shares of common stock for cash received in 1999 for common stock to be issued.

During 2000, the Company adjusted the amount due to IBM from $1,203,333 to $1,970,000 and reversed the loss of $1,533,333 recorded in 1999, as the information at the time that the transaction was originally recorded was incorrectly understood. IBM had not accepted the 700,000 shares of common stock as partial payment, but had considered the common stock as additional shares placed in escrow for the amount due to IBM.

The prior period adjustments for IC One for the nine months ended September 30, 1999, have been reflected in the Company's statement of operations as follows:

                                                            As Previously
                                    As Restated                Reported
                                  ------------------     -------------------
Revenue                             $             -        $               -

Expenses                                  5,280,714                1,846,165
                                  ------------------     -------------------
Net loss                            $    (5,280,714)       $      (1,846,165)
                                  ==================     ===================
Net loss per share,
  basic and diluted                 $         (0.12)       $           (0.08)
                                  ==================     ===================
Weighted average number of
  common shares outstanding,
  basic and diluted                      45,393,158               24,532,110
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

Historical Results

         Results of Operations

We have been in the development stage during the period since inception. See
Note 1 of Notes to Consolidated Financial Statements in Form 10-SB/A for the year ended December 31, 2000 and 1999, and the cumulative period during the development stage from February 27, 1997 (Inception) through December 31, 2000, for a discussion of the reverse acquisition accounting. From February 27, 1997 (Inception) until September 30, 2000, we incurred total expenses of approximately $37,160,000, including approximately $14,340,000 for research and development leading to creation of our patents, software and intellectual property. Of the approximately $37.2 million of expenses, approximately $23.5 million represents the value of compensation for services paid for by the issuance of common stock. The balance of the expenses was funded through the sale of securities and through increases in liabilities.

During the nine months ended September 30, 2000, we incurred total expenses of approximately $6,685,000, compared to approximately $5,281,000 in the same period in 1999. The year 2000 total expenses include approximately $3,240,000 of noncash expense related to accounting for stock option compensation, which did not occur in the same period in 1999. Comparable other expenses excluding the stock option compensation were approximately $3,445,000 in 2000, compared to approximately $5,281,000 in the same period in 1999. At the current time, we are operating at a level that will require approximately $250,000 per month, including minimum amounts of reduction in the current liabilities of our subsidiary, IC One, Inc.

         Current Liabilities and Debt Reduction Plan

We have experienced severe cash shortages and inability to pay our obligations on a timely basis. Through September 30, 2000, we had incurred approximately $3,879,000 of unpaid current liabilities. Since September 30, 2000, we have reached negotiated settlements to reduce liabilities by a total of $1,240,000. See Note 16 of the Notes to Consolidated Financial Statements in Form 10-SB/A for the year ended December 31, 2000 and 1999, and the cumulative period during the development stage from February 27, 1997 (Inception) through December 31, 2000, for an additional description of these transactions. We estimate that, at the date of filing of this report, current liabilities total approximately $3,091,000, including approximately $1,060,000 payable to IBM and $337,000 owed to officers or directors. The remaining approximately $1,694,000 of current liabilities are to vendors and other unaffiliated creditors. Substantially all of the current liabilities are past due.

         External Funding

We have been able to raise capital through the issuance of our common stock securities through private placements. During the nine months ended September 30, 2000, we raised approximately $1,876,000 from the sale of common stock for cash and paid for services by issuing common stock valued at approximately $729,000 (other than stock option compensation amounts).

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

                           PART II--OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

During the quarter covered by this report, we were not a party to any material legal proceedings, and to our knowledge, no such legal proceedings were threatened against us, except as follows

Canopy Group, Inc.

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

Real Estate Joint Venture

On December 30, 1999, the Company agreed to issue 420,000 shares of restricted common stock at an agreed value of $400,000 to three nonaffiliated entities as a joint venture investment in an office building in which the Company's principal executive offices are located. As of the date of this transaction, the market price for the common stock was approximately $0.88 per share. The recipients were introduced to the Company by a co-worker of one of the Company's directors, who was aware the Company was looking for office space. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients acknowledged in writing that they were receiving restricted securities and consented to a legend on the certificates issued and stop transfer instructions with the transfer agent. On October 3, 2000, the Company issued 101,975 shares for capital improvements to the property valued at $33,652, or $0.33 per share, the approximate market price of our common stock as of the date of the transaction.

Sales for Services or Cash

         Services

During the quarter ended September 30, 2000, we issued 84,821 shares of restricted common stock to eight nonaccredited investors, in exchange for financial, technical and management services, with a total value of $82,967, or $0.98 per share. On the dates on which such transactions occurred during the above period, the trading price of the common stock ranged between approximately $1.75 and $0.29 per share. The offering was limited to, and each of the persons receiving stock in the foregoing transactions was, one or more of the following: a regular employee/consultant, an existing stockholder, or a family member or personal or business associate of an affiliate. Each was able to bear the financial risk of the investment. Each transaction was negotiated by one or more executive officers of the Company. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients acknowledged in writing that they were receiving restricted securities and consented to a legend on the certificates issued and stop transfer instructions with the transfer agent.

The above shares issued for services also included 75,000 shares of stock that were accrued for issuance to the directors of the Company for the quarter ending September 30, 2000. All of these shares were issued as of March 2001. All certificates bore a restrictive legend and stop transfer instructions were noted on the Company's stock transfer records.

         Cash Sales

During the quarter ending September 30, 2000, we issued and sold an aggregate of 378,729 shares of restricted common stock for cash of $205,225, or an average of approximately $0.54 per share, to 14 accredited purchasers. On the dates on which such transactions occurred during the above period, the market price for the common stock ranged between approximately $1.75 and $0.29 per share. The offering was limited to, and each of the persons receiving stock in the foregoing transactions was, one or more of the following: a regular employee/consultant, an existing stockholder, a family member or personal or business associate of an affiliate, an employee, or a then-current stockholder. Each of the 14 purchasers approached us regarding the investment. Each was able to bear the financial risk of the investment. Each transaction was negotiated by one or more executive officers of the Company. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients acknowledged in writing that they were receiving restricted securities and consented to a legend on the certificates issued and stop transfer instructions with the transfer agent.

Options

         Grants

The Company granted options as follows:

                       Effective Number of Exercise Price
    Name                            Date           Shares           as Granted
    ----                        -----------      ---------        --------------
    Officers and Directors:
    Peter Bennee                09/06/2000         120,000             0.48
    James Williams              09/06/2000         800,000             0.48
    Richard Hauge               08/16/2000       2,000,000             0.48
    John Hipsley                08/16/2000       1,500,000             0.48
                                08/16/2000         500,000             0.48
    Other Employees:
    Chris Jones                 09/06/2000         250,000             0.48

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

                SEC
Exhibit      Reference
 Number        Number      Title of Document               Location
-------      ---------     -----------------------------   ------------------

Item 10.                   Material Contracts
-------      ---------     -----------------------------   ------------------
10.20           10         Memorandum of Understanding     Incorporated by
                           between Cardis Enterprises      reference (1)
                           International B.V. and SCTN
                           dba Smart Chip Technologies,
                           Inc. as of August 29, 2000

10.36           10         Letter of Intent dated August   Incorporated by
                           21, 2000, from Smart Chip       reference (1)
                           Technologies to Oasis
                           Technology, Ltd.
---------------

(1) Incorporated by reference from Amendment No. 5 to Form 10-SB/A filed on February 14, 2002.

(b)  Reports on Form 8-K:   During the quarter ended September 30, 2000, we did
     not file any reports on Form 8-K.


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