Form 10KSB/A
period 2000-12-31
SCHIMATIC CASH TRANSACTIONS NETWORK COM INC
filed 2002-03-05
CIK 1100772

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               Amendment No. 2 to
                                  FORM 10-KSB/A


 Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                  for the Fiscal Year Ended December 31, 2000

                         Commission File Number 0-30632

                  SCHIMATIC Cash Transactions Network.com, Inc.
              (Exact name of small business issuer in its charter)

           Florida                                               88-0415947
 (State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                            Identification No.)

            26800 Laguna Hills Drive, Suite 100           92656
                  Aliso Viejo, California
         (Address of principal executive offices)       (Zip Code)

                                 (949) 916-1206
                (Issuer's telephone number, including area code)

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


State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. As of February 22, 2002, the aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $15,500,033.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of February 22, 2002, issuer had 99,680,678 shares of issued and outstanding common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format:  Yes  |_|     No  |X|

                                TABLE OF CONTENTS

 Item                              Description                             Page

             Special Note about Forward-Looking Information................   1

                                     Part I
 Item 1     Description of Business........................................   2
 Item 2     Description of Properties......................................  25
 Item 3     Legal Proceedings..............................................  26
 Item 4     Submission of Matters to a Vote of Security Holders............  28

                                     Part II
 Item 5     Market for Common Equity and Related Stockholder Matters.......  29
 Item 6     Management's Discussion and Analysis or Plan of Operation......  37
 Item 7     Financial Statements...........................................  40
 Item 8     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure...........................  40

                                    Part III
 Item 9     Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act.............  41
 Item 10    Executive Compensation.........................................  45
 Item 11    Security Ownership of Certain Beneficial Owners and Management.  48
 Item 12    Certain Relationships and Related Transactions.................  49
 Item 13    Exhibits and Reports on Form 8-K...............................  50

            Signatures.....................................................  54

                 SPECIAL NOTE ABOUT FORWARD-LOOKING INFORMATION

This report includes forward-looking statements because we believe it may be helpful to investors to communicate our plans and expectations. Forward-looking statements about what may happen in the future are based on management's beliefs, assumptions and plans for the future, information currently available to management, and other statements that are not historical in nature. Forward-looking statements include statements in which words such as expect, anticipate, intend, plan, believe, estimate, consider or similar expressions are used. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions, including among others:

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


Although we believe our plans and expectations stated, reflected in or suggested by our forward-looking statements are reasonable, our future results and stockholder values may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. These statements reflect management's current view of our future events and are subject to certain risks, uncertainties, assumptions and risks as discussed in
Part I. Item 1. Description of Business: Risk Factors. Any of the factors noted above or summarized in the Risk Factors section below or elsewhere in this document, as well as in other materials we subsequently file with the Securities and Exchange Commission, should be considered before any investor decides to purchase or retain any of our securities. Any of such factors could have a material adverse effect on our business and financial condition and prospects, results of operations and trading price for our common stock.


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

                                     PART I


                         ITEM 1. DESCRIPTION OF BUSINESS

Introduction and Summary

         We have developed and are now marketing and customizing for specific applications, under the name Smart Chip Technologies, integrated software and database technologies that can be used by banks, retail merchants, credit/debit card issuers and the organizations that process their payments to support loyalty-reward programs. Loyalty programs commonly offer a variety of reward and incentive credits to establish and maintain customer loyalty based on the amount or number of purchases that the consumer makes. Some typical examples of loyalty programs are airline frequent-flyer programs, retailer sponsored discounts applied to future purchases, and hospitality industry points exchangeable for merchandise or hotel stays.

         Our loyalty programs feature a portable device, such as a smart card--a credit card containing an enhanced microchip with both data storage and computing capabilities--magnetic-strip cards and wireless smart devices, such as cellular telephones and personal data assistants, or PDAs. These portable devices interface with a point-of-sale device, or POS device, which in turn interacts over the Internet or other communications link with the program sponsor's centralized processing system.

         Our primary focus is on software supporting loyalty programs that are driven by smart cards and other customer-carried smart devices, such as cellular telephones and PDAs. Using our integrated software platform with smart cards or other smart devices enables banks, retail merchants and other enterprises to process, in real-time, on a single card or device, a variety of reward and incentive loyalty credits. We believe this feature differentiates our software from others. Our technology also supports loyalty programs that are driven by purchasers using cash and magnetic-stripped cards.

         Our software was principally designed and developed for us by IBM, but is wholly owned by us. It runs on the microchip contained in a smart card or other wireless smart device, the POS terminal or device that communicates with the data and programs on the microchip in the smart card or device, and on centralized processing systems that provide the accounting associated with the reward and incentive programs. The software that runs on the microchip is highly secured and is used to define the various loyalty programs and to work with the terminal to allocate and redeem the loyalty rewards and incentives. It enables the card owner to accrue rewards and store them on the chip for immediate or future redemption. For purchases made on the Internet, the rewards can be downloaded from an on-line merchant onto the card using a smart-card reader tied to a personal computer.

         The software that runs in the POS device contains the various rules that define how a specific loyalty program works. This flexible software enables the merchant to add new loyalty programs to the card dynamically or tailor the reward program to a specific customer, product, time of day, day of week, number of visits, or other parameters. The software that runs on the centralized processing systems is analogous to the software that banks and other firms use to process credit card transactions. The centralized processing software manages the account records of the merchants and their customers, performs general accounting for the rewards and incentives, and provides statements and reports. Access to the powerful database that is the engine of the accounting system is provided through a secured Internet portal or other communications link. Our software is designed to be compatible with the known electronic payments industry standards, including Europay-MasterCard-VISA, commonly referred to as EMV, Global Platform, Visa Open Platform, and MULTOS, an open architecture, secure, multiapplication operating system for smart cards.

         We completed principal development of our software in late 2001 and are now focused on aggressive market introduction and customization for specific applications, subject to available funding. Our software will be deployed for the first time in approximately the second quarter of 2002 for Scotiabank Canada. We are presently completing modifications to ensure compatibility with the POS terminals, electronic payment software, Scotiabank's accounting systems and other system components that are required for Scotiabank's smart-card pilot program scheduled for market introduction in approximately the third quarter of 2002. This work is presently being performed by our small internal staff and three strategic development partners:

     o IBM, which has up to four personnel working under a joint IBM/Smart Chip working arrangement;

     o   RTS NetWorks Group,  PLC,  United Kingdom,  which has approximately 10
         personnel working on the Scotiabank   modifications and the integration
         of our loyalty program with an electronic payments program that runs on a Nokia cellular telephone; and

     o CIT Canada Inc., a subsidiary of Silverline Technologies, Inc., which has approximately 13 personnel also working on the Scotiabank customization requirements.

Although substantially driven by market acceptance, we currently estimate we will need to continue to integrate, customize and maintain our software products, subject to available funding, as our marketing effort continues. See
Part II. Item 6. Management's Discussion and Analysis or Plan of Operation.

         Principal features of our technology are protected by a broad process patent entitled "Method and System for Allocating and Redeeming Incentive Credits between a Portable Device and a Base Device." This patent, which dates back to 1994, has been issued in the United States, Australia and Mexico and is pending in Canada and Japan. We believe that our patents and related intellectual properties provide us important protection in processing loyalty credits between a customer-carried portable device, such as a smart card or other device, and a base unit, such as a POS device. We also market our products and services under trademarks:

     o   e-llegiance(tm) for our smart-card-based loyalty applications, and

     o LoyaltyCentral(tm) for our loyalty program management, transaction processing and accounting, and centralized processing services.

         Our marketing efforts are directed toward licensing our technology and intellectual property to the global electronic payments industry, primarily banks and other financial institutions, retail merchants, loyalty and electronic payment software developers, and third-party processing organizations. Our marketing strategy is to build key strategic relationships with a number of firms with established capabilities in credit card manufacturing, electronic payment software, card-processing terminals, wireless technologies and back-office technologies. We believe this will enable us to seek rapid market penetration while limiting our own funding requirements. Our marketing strategy will focus on generating revenue from the following:

     o licensing our e-llegiance(tm), LoyaltyCentral(tm) and other software and intellectual properties;

     o providing centralized processing services for customers that may choose to engage us to process their loyalty program transactions; and

     o   licensing our intellectual property to various industry organizations.

We intend to provide such centralized processing services through an agreement that we are now finalizing, based on written drafts prepared by IBM that we are now reviewing. We are currently negotiating the terms of this arrangement with IBM and hope to complete this agreement with IBM in the first half of 2002.

         We believe the use of smart cards and other devices and loyalty programs will increase as international banking and credit industries implement programs to improve security and automation by issuing new smart cards and smart devices to replace the existing magnetic-strip credit/debit cards and non-credit/debit smart cards. We believe the United States payments industry, following in the footsteps of European and Asian counterparts, is increasingly recognizing the potential advantages of loyalty programs based on a smart-card infrastructure as a value-added incentive for the migration to smart cards.

         We also have developed a smart-card-based system that is not directly tied to a payment card that we offer to institutions and organizations that are raising money for a unique cause. We believe the primary candidates for this system are schools, charitable organizations and foundations.

         We are a development-stage company, have had no revenue from operations, and have no operations from which revenue will be generated until later in 2002. For the year ended December 31, 2000, we incurred net losses of approximately $10,486,000. We had an accumulated net loss of approximately $41,292,000 for the period from February 27, 1997, our date of inception, through December 31, 2000. At December 31, 2000, we had a net stockholders' deficit of approximately $4,798,000. Accordingly, the independent auditor's report accompanying our audited financial statements as of December 31, 2000 and 1999, included below, contains an explanatory paragraph about our ability to continue as a going concern. See Consolidated Financial Statements and Part II
Item 6. Management's Discussion and Analysis or Plan of Operation.

         Our company, SCHIMATIC Cash Transactions Network.com, Inc., operates principally through its wholly-owned subsidiary, Smart Chip Technologies, LLC. We license, market and develop our smart-card loyalty products through our subsidiary, Smart Chip Technologies, LLC, under the "Smart Chip" name. We expect that Smart Chip Technologies will also be the principal strategic partner or funding vehicle in the future. When we use "we," "us," "our" and similar terms in this document, we mean to include SCHIMATIC Cash Transactions Network.com, Inc., Smart Chip Technologies, LLC, and our other subsidiary, IC One, Inc.

         In late 2001, we relocated our executive offices to 26800 Laguna Hills Drive, Suite 100, Aliso Viejo, California 92656, where our telephone number is
(949) 916-1206. We also continue to maintain an office at 740 East 3900 South, Second Floor, Salt Lake City, Utah 84107, where our telephone number is (801) 685-7676.

History of Corporate Organization

     Apple Tree Capital Corp.

         SCHIMATIC Cash Transactions Network.com, Inc. was incorporated in Florida under the name of Apple Tree Capital Corp. on October 4, 1996, and issued 5,025,000 shares to 26 stockholders for services pursuant to an October 4, 1996, consent of its sole director. Apple Tree had no activities or assets.

     Acquisition of STI and R & D Technology

         On November 12, 1998, Apple Tree simultaneously acquired Schimatic Technologies, Inc., or STI, a privately-held Nevada Corporation, and R & D Technology Inc., a privately-held Nevada corporation. To complete these acquisitions, Apple Tree issued 4,400,000 shares of restricted common stock to John Lamb, in exchange for all of the issued and outstanding stock of STI, and 3,600,000 shares of restricted common stock to David J. Simon, in exchange for all of the issued and outstanding stock of R & D Technology, Inc. In connection with the transaction, Eric P. Littman, a principal stockholder of Apple Tree, agreed to cancel 4,675,000 of the 5,025,000 shares of restricted common stock then issued and outstanding, leaving 550,000 shares remaining outstanding of the initial 5,025,000 issued. As a result of the foregoing cancellation and acquisitions, Apple Tree had an aggregate of 8,550,000 shares issued and outstanding. On the date of this transaction, there was no trading market for Apple Tree's common stock. On July 16, 1999, we issued 150,000 shares of restricted common stock as compensation for financial advisory services provided in connection with the acquisition of STI, and on November 8, 1999, we issued to Eric P. Littman 175,000 shares of restricted common stock in satisfaction of $150,000 due under the agreement for our acquisition of STI and R & D.

         STI had been organized principally by John Lamb based on a business model for the future development of a free-standing Internet kiosk capable of economical domestic and international funds transfers similar to small transactions handled by American Express or Western Union. R & D had been organized principally by David J. Simon based on a business model for the future development of technology for the three-dimensional, virtual-reality presentation of products in a free-standing Internet kiosk for on-line shopping. In combining STI and R & D with Apple Tree, Messrs. Simon and Lamb sought to combine their software development resources and kiosk-based future products in a publicly-held company that they believed might be able to enhance access to needed capital.

         Following Apple Tree's acquisition of STI and R & D Technology, it initiated steps to integrate their kiosk-based business plans, but before these efforts were completed, management became aware of IC One's smart-card-based loyalty program technology. Accordingly, management determined to table their kiosk-based business plans and to pursue a combination with IC One and the commercialization of its technologies. We continue to hold, but do not currently intend to advance, business models based on a free-standing Internet kiosk capable of economical domestic and international small funds transfers and technology for the three-dimensional, virtual-reality presentation of products in a free-standing Internet kiosk for on-line shopping.

     Acquisition of IC One, Inc.

         In September 1999, SCHIMATIC Cash Transactions Network.com, Inc., the Florida corporation organized as Apple Tree that had acquired R & D and STI, acquired the business and assets of IC One, Inc., a developer of smart-card technologies, pursuant to a merger agreement under which we acquired all of the outstanding shares of IC One in exchange for an aggregate of 42,400,000 shares of restricted common stock. With the acquisition of IC One, we commenced efforts to complete commercialization of smart-chip-based loyalty programs and ancillary services and products as described in this document.

         The key assets acquired with IC One Inc. were patents and pending patents in the United States and other countries, which we believe are important to the application of loyalty incentives to smart card or similar portable smart-chip devices. In addition, we acquired other key intellectual property, developed by IC One and its predecessors over several years, consisting of know-how, operating relationships, business programs and software.

         The acquisition of IC One was treated as a reverse acquisition under the purchase method of accounting in which the combination was reported as a recapitalization of IC One, pursuant to which IC One is treated as the continuing entity for accounting purposes, and the historical financial statements presented, including the statement of stockholders' equity, are those of IC One. IC One was deemed the acquirer and successor company. See Note 1 of Notes to Consolidated Financial Statements.

Our Industry and the Developing Market

     The Electronic Payments Industry

         Our products and services are designed for the retail payments industry. This industry is comprised of retail merchants and the infrastructure of banks and other financial institutions, card associations and technology suppliers that enable them to process payment transactions. Banks and other financial institutions typically issue credit cards and provide the related customer credit for charges. Card associations are typically not-for-profit membership clubs that make the international rules for issuing cards and processing transactions for their brands. Technology suppliers provide the centralized systems and services to process the electronic payment transactions. Large issuing banks frequently process their own charge card and electronic payments transactions, while smaller banks and other financial institutions outsource processing. Large processors have established market dominance through consolidation and subsequent economies of scale. Merchants pay fees to the banks for the privilege of accepting credit cards.

         Retail merchants have for many years used discounts, points programs and other incentives to differentiate themselves from their competitors and to increase loyalty in the form of repeat spending. These programs are typically tied to the amount or frequency of customer spending, with the most prominent ones directly tied to a credit or debit card. Examples of these programs include airline frequent-flyer programs, such as American Airlines/Citigroup AAdvantage and Delta Airlines/American Express programs. Additionally, many major hotels have programs designed to award points for each dollar spent at the hotel that can be redeemed for free lodging or upgrades to a higher quality room. Examples of these types of programs are the Marriott Honored Guest and Hyatt Gold Passport programs.

         We believe that this retail industry is in the initial stages of adopting smart cards and wireless devices to replace the magnetic-stripped cards that have existed in the market place for nearly 30 years. As this transition occurs, we believe there is an opportunity to market our loyalty program software to the various organizations that comprise the industry. We anticipate the majority of our revenue will come from marketing our software to the organizations that provide the loyalty-system infrastructure as an adjunct to the electronic payments process. This includes card manufacturers, POS terminal providers, banks and other financial institutions, third-party payment processors, card associations and other software suppliers. In some cases, we expect that our customers may also include retail merchants that wish to sponsor their own loyalty programs.

         The electronics payment industry is very mature, and because our software is compatible with existing magnetic-stripped card technology as well as smart cards, we believe our software and intellectual property provide a potential solution for those wishing to migrate seamlessly from magnetic-strip cards to smart cards or other smart devices in order to grant loyalty rewards and incentives.

         Currently, we believe that a high percentage of all charge cards issued in the Americas have some form of loyalty program associated with them. The bonuses, rewards and incentives of loyalty programs directly address consumers' core issues of quality service, value and having a voice in the marketplace. We concur with general industry estimates that indicate that loyalty programs retain customers longer and have a significant impact on consumer behavior:

     o loyalty-program consumers spend 30% to 50% more than other consumers per transaction;

     o loyalty-program consumers visit retail stores that grant rewards three times as often;

     o loyalty-program consumers spend four times more than other consumers per year; and

     o loyalty-program consumers account for over 50% of retail sales--despite charge cards comprising only 28% of retail sales.


In general, loyalty programs are intended to result in more frequent visits to merchants and increased sales, capitalizing on the marketing principle that it is easier to sell to an existing customer than to recruit a new one.

     Credit and Debit Cards

         Credit and debit cards have become a major payment instrument worldwide, replacing checks and cash. Despite the relatively recent advent of on-line payments, this physical card base is experiencing year on year double-digit growth. In addition, there appears to be increasing industry interest from Visa and MasterCard, as well as a few major banks, in processing small payments of less than $10, known as micropayments, although to date micropayments are not processed economically by regular credit and debit card systems.

     Smart Cards and Smart Chips

         Based on our management's knowledge of the industry and specific marketing inquiries, we believe that currently the institutions that serve merchants and issuers of credit and or debit cards are preparing for the expanded use of smart cards. We believe that the emergence of new technologies for payment systems will continue over the next several years. Our products and marketing plans are designed to facilitate the expected migration to smart cards and the anticipated evolution to contactless and wireless technologies, which we expect to advance over the next several years.

         The ability of smart cards to store data or value makes them particularly suited to loyalty programs that track and provide incentives to repeat customers. Stored value is more convenient and safer than cash. When combined with a software and hardware system for processing loyalty transactions, the smart cards and other devices provide an opportunity to develop loyalty programs that provide users with immediate, dynamically updated incentives.

         Because of the data storage and interactive functions of smart cards, smart cards provide increased security over strip cards. Our management believes that due to the significant potential for reduction in fraud and increased consumer confidence, the major international credit card issuers have committed to smart card migration. Our business dealings with the parties or with their service providers have made us aware that in the United States, American Express, First USA Bank, Fleet Boston Bank and Providian Bank have all begun to issue smart cards to replace their customers' existing magnetic-stripped cards, while Scotiabank and CIBC Bank in Canada, plus US-based retail merchant Target, intend to begin issuing smart cards in 2002. We believe that the integration of loyalty programs with existing payment functions may be a critical stimulant to promote the rapid conversion to smart-card-based financial transactions.

         Growth in the smart-card segment of the electronic payments industry may result from expected reduced costs of technology resulting in better price performance, the replacement of traditional methods of payments with new technology, and the anticipated increased demand for more powerful and effective loyalty programs.

Our Products

     Smart Device and Terminal Software:  e-llegiance(tm)

         We market our software that resides on the microchip in the smart card or other device and the POS or other terminal with which it interacts under the name e-llegiance(tm). e-llegiance(tm) establishes a common platform for integrating loyalty and electronic payment transactions. Designed to be compliant with the Global Platform, Visa Open Platform, Europay-Mastercard-Visa
(EMV) and MULTOS electronic payments industry standards, e-llegiance(tm) allows program managers to deliver a multitude of loyalty options to merchants and consumers simply by selecting user-friendly parameters that define loyalty programs at various retail levels, whether at physical store locations or on the Internet.

         The e-llegiance(tm) system uses a flexible system approach, designed by IBM, that allows a large combination of loyalty program choices and supports loyalty programs for single retailers as well as groups of merchants, such as shopping malls. The software enables a base device, such as a merchant terminal, automatic teller machine or computer processing unit, to interact with electronic purses and other unique software applications on a smart chip to electronically allocate and allow consumers to instantly redeem rewards and incentives. The software can process loyalty credits originating from magnetic-strip cards, cash, check or smart-chip-based credit/debit transactions. Because it can support both existing loyalty programs and those that will be driven using smart cards or other devices, our software enables merchants to migrate seamlessly from their existing programs to new, more powerful programs that take advantage of newer technology. It also offers merchants flexibility in managing customer incentive programs, establishing business continuity between store and Internet sales. The smart-card-based system captures much more information that stripped-card-based systems, which can provide merchants with additional information about customer usage and demographics.

         We believe the e-llegiance(tm) product may have broad interest in the electronic payments industry as a common loyalty application. Discussions are underway with smart-card issuers, banks, device manufacturers and payment service providers for development on additional platforms.

     Centralized Processing Software: LoyaltyCentral(tm)

         We believe that one of the features of our software that differentiates it from other software in the market is our centralized processing software that we developed with IBM and are marketing under the name LoyaltyCentral(tm). This software is used to meet the centralized processing requirements for both magnetic-stripped-based loyalty programs and those driven using smart cards or other devices, particularly smart cards used for electronic debit and credit transactions. Functionally, our software is analogous to the centralized processing system software that is used by banks or credit card processors to process credit card payment transactions. Our software provides new account set-up and account management for consumer and merchant accounts; accounts for loyalty program rewards and incentives; settles accounts with merchants, banks and processors; and produces reports and statements for consumers and merchants. Our software operates in conjunction with our e-llegiance(tm) software on smart cards or other devices or can be used to support loyalty programs that are driven by another company's devices. We are presently working jointly with IBM, under a teaming arrangement discussed below, to interface our software with a current IBM system that stores and manages information on the microchip in smart cards. Even though we and IBM will both retain exclusive ownership of our respective systems, we believe that compatibility of the IBM and our system may be an important marketing feature for us. We anticipate completing this work to interface the IBM system with ours by mid-2002. See Part II. Item 6. Management's Discussion and Analysis or Plan of Operation.

     Loyalty Program Database: LoyaltyCentral(tm)

         The LoyaltyCentral(tm) database represents a repository of data collected at the point of sale or whenever loyalty rewards are granted or redeemed. As volume grows, we believe the database will become a key source of valuable information for merchants and consumers. The Internet portal, LoyaltyCentral.com(tm), that we are implementing in the second quarter of 2002, as part of the system implementation for Scotiabank, provides on-line access to the database. This will enable merchants and ultimately consumers to interact with the data that is stored in the database. The database is highly secured to ensure that the data is available only to those who have approved authorization. Merchants can use this data to determine how effective their loyalty programs are working, and consumers can access their own accounts to determine the number of rewards they have accrued.

         To ensure security, availability and scalability, we are negotiating a teaming agreement with IBM, under which IBM will provide the host computer for our LoyaltyCentral(tm) centralized processing system. We are now reviewing a draft of this agreement prepared by IBM that we hope to complete in the first half of 2002. We believe there may be a significant revenue opportunity from licensing LoyaltyCentral(tm) centralized processing software or from providing loyalty program management services as the electronic payments industry re-tools its centralized processing system to take advantage of the flexibility and power of smart cards and other devices. As developed, our LoyaltyCentral(tm) centralized processing software can operate as a stand alone smart-card-based loyalty program, a fully integrated smart-card-based loyalty/payment solution, or as a smart-card-based multiple application with additional features for programs such as transit, security, identification or government benefits issuance.

         The first implementation of the new software was scheduled to be deployed by the Seattle-based Merchant Service Group in late 2001, however, the Merchant Service Group has revised its schedule for deployment to the third quarter of 2002. The Merchant Service Group has advised us that it is discussing with two major card issuers the services that they may wish to offer merchants that are currently customers of the Merchant Service Group.

     Centralized Processing and Other Services and Products

         In addition to licensing our LoyaltyCentral(tm) centralized processing software, we also intend to offer loyalty program processing and management services for companies that choose to outsource that function. Such services would include setting up new accounts for merchants and their customers, retrieving loyalty transactions on-line, processing account transactions, reconciling accounts, settling accounts with the retail merchants, card associations, banks and other system participants, and producing customer statements. We do not expect to provide traditional customer service functions through direct interaction with the clients' consumer. That function will be performed by the company that offers the loyalty program in an effort to eliminate customer confusion regarding who to contact about their loyalty program and enable us to avoid the cost and risk of building a large customer service center. We believe these services may be useful to small loyalty program providers that do not have existing centralized processing facilities. Scotiabank has asked us to make this service available for its merchants.

         As noted above, we are negotiating a teaming agreement with IBM, under which IBM will provide the host computer for our LoyaltyCentral(tm) centralized processing system. We are now reviewing a draft of this agreement prepared by IBM that we hope to complete in the first half of 2002. In general, IBM would provide the host computer for an agreed fee. We believe that the involvement of IBM as a strategic partner in providing the host computer for our centralized processing system may be an important marketing benefit to us. This marketing benefit may be jeopardized if we continue to be unable to meet our financial obligations to IBM.

         We also may seek to develop joint ventures with consulting companies through which we would offer loyalty-program-based consulting services. These services would be offered under our Loyalty by Design(tm). We believe that there may be a demand for the services we may offer as electronic payment firms migrate toward loyalty programs based on smart cards or other devices.

         We may also develop additional specialized products services for marketing to the financial services and banking industries under the name SmartBank(tm).

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


         Although we determined to cease development of the Kid's Card Program, we are now seeking a strategic partner for the purpose of marketing the Kid's Card Program application to merchant services providers, fundraising organizations, and card issuers as a loyalty program application for use as part of merchant or card issuer loyalty programs. This common platform has a broad application to both cause and commercial loyalty programs. We believe that this platform can significantly shorten the lead time to market for our customers and strategic partners. IBM sometimes demonstrates this program to support its marketing efforts.

Business Plan

     Overview

         Our current plans are focused on:
     o   licensing our software that enables manufacturers and retail merchants to increase customer loyalty;
     o integrating our loyalty software with electronic payment software that is used to process debit and credit transactions;
     o   licensing  our  patents  and  related  intellectual  properties   to
         competitors or companies that choose to use a competitor's software that may infringe our patent; and
     o performing centralized accounting services for retail merchants that wish to outsource this function for their loyalty and reward programs.

     Anticipated Sources of Revenues

         Our business plan is built around a royalty model designed to generate revenue from:
     o   licensing our patents and other intellectual properties;
     o licensing our e-llegiance(tm) smart-card-based loyalty applications software;
     o licensing our LoyaltyCentral(tm) centralized processing services for loyalty program management, transaction processing and accounting; and
     o   providing centralized processing services and management.

         We expect that our primary customers will be the major issuers of credit or debit cards and the merchant services organizations that provide equipment, software technology and payment clearing services to merchants and payment card associations such as VISA and MasterCard that provide services and standards for the card issuing industry.

     Marketing and Sales

         We are currently marketing our products and services principally on a wholesale basis to financial institutions and credit card associations that we believe may desire to include our loyalty features in their own branded products. We are also attempting to integrate our offerings with products marketed by terminal manufacturers, third-party processors, system integrators, and other firms that provide the system components required to successfully implement loyalty applications within the electronic payments industry. We believe this approach provides us the opportunity to address our market during the anticipated migration from magnetic-strip cards to smart cards and other devices. In addition, this approach may also provide market opportunities to assist customers that desire to meet their anticipated future requirements for a system based on smart cards or other devices but that must also allow for their current operational obligations based on magnetic-strip cards.

         We are currently introducing our company and its principal products and services through the following methods to electronic payments industry businesses:

     o   establishing marketing alliances with industry solution providers, as discussed below;
     o participating in electronic payments industry forums that promote the use of smart devices;
     o advertising on a limited basis directed to selected potential client groups;
     o   forming   product   integration  alliances  with  key  industry
         application/technology providers, as discussed below; and
     o participating in standards committees/activities where appropriate to promote smart loyalty implementations.

         Our pricing structure for the products and services we offer is based upon the number of cards or other portable devices issued, the number of POS terminals in the system, and the number of transactions processed, both at the POS and in the centralized processing system. We may generate other revenue streams for ancillary products or services, such as gathering and selling usage data and maintaining merchant and customer records.

         The Company's marketing strategy will focus on the following sales channels:

     o   direct sales of products and services;
     o   indirect sales of products and services through terminal manufacturers,
         electronic payment processors,    smart-card manufacturers and software
         suppliers; and
     o   licensing of intellectual property to various industry organizations.

         Currently, our sales efforts focus primarily within North America. However, since we have an approved patent in Australia and one pending in Japan, we expect that we will begin seeking to identify potential strategic partners by mid-2002 in order to address these markets. Within North America, our main targeted customers are:

     o   large credit card issuing banks;
     o   large merchant processors;
     o   large retail merchant chains;
     o   major credit card associations; and
     o large cause-related associations or charitable groups using payment cards as a contribution method.

         These efforts led to our agreement to provide for Scotiabank of Toronto, Canada, part of the loyalty support for Scotiabank's consumer rewards programs as discussed below. In addition, we have made or have scheduled executive level, detailed presentations to several of our targeted customers and have ongoing substantive discussions with three large issuing banks and two retail merchant groups that offer private labeled credit cards and their own proprietary loyalty programs. Additionally, in response to a request for a proposal, in early 2002, we submitted a proposal to a large credit card processor to license our technology for resale of products and services globally. We expect, but cannot assure, that our marketing efforts will lead to further agreements.

Important Strategic Alliances

         We have developed and will continue to seek strategic relationships with industry participants that may provide an alternate channel to deliver our products and services by expanding our market reach and creating incentives through revenue or technology sharing with strategic partners. Our strategy is to seek strategic alliances with electronic payments industry participants providing a broad range of types of products or services. To date, we have established the following strategic alliances in the electronic payments industry.

     IBM, Inc.

         IBM assisted us between 1997 and 1999, under a standard services agreement, in developing a series of scalable databases and application software that relate to capturing loyalty data in connection with an electronic payments transaction. We are currently negotiating with IBM regarding a teaming agreement, including joint licensing and revenue sharing, under which both companies would market IBM's SmartCard Management System and our back-office system, LoyaltyCentral(tm), as an integrated solution. We are now finalizing this arrangement with IBM, based on written drafts prepared by IBM that we are now reviewing. We hope to complete this agreement with IBM in the first half of 2002.

     The Solstice Alliance

         The Solstice Alliance was organized as a marketing and product development strategic alliance under a general memorandum of understanding in April 2001 among us and five other industry participants. Subsequently, we have entered into the following agreements with three of these alliance members to further our joint marketing efforts:
     o   Oasis Technology Ltd. is a leading provider of software   to facilitate
         payments any time, any place on any device. Oasis provides payment software for steps of the transaction process for financial
         institutions, retailers, card associations or any   business focused on
         payments. Under our April 2001 teaming agreement with Oasis, we agreed to provide our integrated loyalty application software as a subcontractor for a new customer loyalty project being introduced by Scotiabank. We then separately negotiated with Oasis and Scotiabank the scope of the products and services we are to provide and the prices to be charged, as discussed below. See "Scotiabank" below.

     o CIT Canada Inc., North York, Ontario, is a subsidiary of Silverline Technologies, Inc., an international software development and integration services firm with over 2,600 software professionals worldwide. On June 1, 2001, we appointed this Silverline subsidiary as our independent contractor to adapt our software products to Ingenico terminals and Giesecke & Devrient smart cards. We have agreed to pay CIT Canada in cash or, at our election, in restricted common stock at the closing price for our stock on the applicable invoice date.

     o Giesecke & Devrient GmbH, Munich, Germany, is an international technology group with a range of international electronic payments products and services that supplies bank notes and security documents; bank note, security paper and currency automation systems; as well as cards, components and complete multifunctional smart-card systems for electronic payments and telecommunications. We and Giesecke & Devrient have agreed to cooperatively market its smart-chip cards and operating systems and our loyalty applications. Details of specific marketing efforts as well as product sharing arrangements are to be negotiated on a case-by-case basis.

     There are two other members of the Solstice Alliance:
     o Cardis Enterprises International B.V. is an innovation and licensing company based in Amsterdam, The Netherlands. Cardis specializes in
          advanced smart-card payment systems and has a portfolio of   patented
          innovations.

     o Ingenico Group, Cedex, France, is a leading supplier of secure transaction systems. It designs and produces terminals and systems for electronic payment. Ingenico has invested heavily in research and development to achieve technological advances in both hardware and software, which have greatly contributed to setting new standards in the industry.

         In each case, the relationship among the various members of the Solstice Alliance focuses on joint marketing efforts as well as development of the alliance product. In their joint marketing efforts, the specific terms of products or services to be provided to individual customers, the responsibilities of the various participants, pricing, revenue participation, and other matters are to be negotiated directly between the Solstice Alliance member and the customer. In some instances where another Solstice Alliance member is the lead marketing contact or in which we act as a subcontractor, sales revenues derived from the joint marketing efforts with these Solstice Alliance companies may result in a 10% to 30% reduction in revenues as compared to direct sales by us. Nevertheless, we believe these additional sales channels may allow us to more effectively expand and accelerate our marketing effort.

         All members of the Solstice Alliance are also participating in a project to develop and market an Internet-capable, multiapplication smart-card product. This Solstice product will integrate our e-llegiance(tm) loyalty solutions with micropayments to meet Europay, MasterCard and Visa, or EMV, industry payment specifications, and is being designed to meet the expanding demands of the industry. Because of the broad range of alliance participants, we believe the future introduction of an integrated alliance product as outlined above may help establish industry standards. Each participant in the Solstice Alliance is responsible for its portion of the costs for developing and implementing the finished product, which is scheduled to be introduced by Scotiabank in a pilot program in Canada discussed below in the summer of 2002. We also believe the alliance may be able to develop a broad-based, multiapplication, smart-card product that allows customers to access and choose credit and debit, micropayments and loyalty programs and other services using microchip technology.

     Scotiabank

         Through a cooperative marketing effort with Solstice Alliance member Oasis Technology, Scotiabank of Toronto, Canada, agreed in July 2001 to use our e-llegiance(tm) loyalty application and LoyaltyCentral(tm) centralized processing system to provide its customers with consumer rewards programs. This is the first full-scale commercial deployment of our software. Scotiabank is a major North America financial institution, with about $275 billion in assets and approximately 52,000 employees worldwide, including affiliates. It is also Canada's most international bank with more than 2,000 branches and offices in over 50 countries.

         We are a subcontractor to Oasis Technology to deliver integrated loyalty application software to ScotiaBank for use in ScotiaBank's smart-card issuance program for Canada. In addition, we will provide software under Scotiabank's loyalty activated smart debit and credit program. We expect this program will commence testing in the second quarter of 2002 with 20,000-30,000 cards and become operational in approximately the third quarter of 2002 in an expanded program. Revenues to the Company would accrue when the program enters testing.

         We are now completing modifications of our software to ensure compatibility with the POS terminals, electronic payment software, Scotiabank's accounting systems and other system components that are required for Scotiabank's smart-card pilot program scheduled for market introduction in approximately the third quarter of 2002. This work is presently being performed by our small internal staff and three strategic development partners:

     o IBM, which has up to four personnel working under a joint IBM/Smart Chip working arrangement;

     o RTS NetWorks Group, PLC, United Kingdom, which has approximately 10 personnel working on the Scotiabank modifications and the integration of
        our loyalty program with an electronic payments program that   runs on a
        Nokia cellular telephone; and

     o CIT Canada Inc., a subsidiary of Silverline Technologies, Inc., which has approximately 13 personnel working on the software customization required by Scotiabank.

         We anticipate that we will invest approximately $1.6 million to complete the modifications to our software required for Scotiabank, subject to available financing. However, we estimate that approximately 90% of this investment will become incorporated into our base software, which may enhance its value for future projects.

     Welcome Real-Time

         Welcome Real-Time, of Aix-en Provence, France, reached an understanding with us in July 2001 to integrate our respective intellectual properties with a view to collaborating on an industry standard architecture designed to enable the interoperability of loyalty programs on smart chips. However, the electronic payment industry's creation of the Visa Open Platform and Global Platform standards has negated the need for us to work with Welcome Real-Time to create these standards, so we do not currently expect further collaboration with Welcome Real-Time on this matter.

     Oasis Technology, Ltd.

         We have signed a letter of intent with Oasis Technology, Ltd., of Toronto, Canada, that provides for the development and integration of our next-generation smart-card loyalty application and Oasis's leading ePayment software for mobile commerce, the Internet and the real world. According to the letter of intent, the two companies will partner to extend our smart-card loyalty program and patented loyalty process with Oasis's end-to-end ePayment technology. Although we have not entered into the definitive agreement contemplated by the letter of intent, our relationship with Oasis continues and the Scotiabank project described above is a result of that relationship. In extending our smart-card loyalty program with a built-in facility for an unlimited range of real-time on-line payments through the smart-chip card, Oasis will help to further broaden the opportunity for loyalty program cardholders to maximize card usage and provide a multiapplication smart card designed to handle both loyalty and ePayment transactions. With more than ten years experience as a leading provider of ePayment technology to customers in over 70 countries, Oasis brings secure, proven and reliable technology that we believe is suited for smart-card applications and the expanding loyalty program market.

     Cardis Enterprises

         In August 2000, we entered into a memorandum of understanding with Cardis Enterprises International BV for the exploration of ways of integrating our patented solutions for smart-card payment and loyalty applications. Cardis is an innovation and licensing company based in Amsterdam, The Netherlands. Cardis specializes in advanced smart-card payment systems and has a portfolio of patented innovations. Cardis's Ultimus Solution is a smart-card-based payment system that enables the profitable extension of EMV credit and debit card products into micropayment. In effect, the same card can be used for all transactions, irrespective of the transaction value, and in all payment environments--attended, unattended (e.g. vending machines), mobile (e.g. GSM cellular telephones) and Internet points of sale. Although the memorandum has expired, our relationship with Cardis has continued and we expect that we will be working closely with Cardis on joint projects aimed at providing combined electronic banking services linked to customer loyalty programs throughout North America.

     Transaction Software

         Transaction Software Inc., or TSI, West Hills, California, is a payment systems development specialist for VeriFone, a division of Hewlett-Packard. In February 2001, we engaged TSI as an independent contractor to develop the next generation of our e-llegiance(tm) smart-chip loyalty applications software to run on VeriFone Verix(tm)-based POS terminals. We have agreed to pay TSI its weekly programming fees of $125 per hour in restricted common stock at a price equal to the week-end closing market price. TSI will use the VeriFone Verix Developer Toolkit for rapid development of e-llegiance(tm) integrated with VeriFone's SoftPay(tm) e-payment software running on Omni(tm) 3350 point-of-sale terminals. Together with the Seattle-based Merchant Service Group, we plan a third quarter 2002 implementation of the e-llegiance(tm) loyalty application.

     Proton World

         We reached an agreement in October 2001 with Proton World International S.A., Brussels, Belgium, a smart-card software development and marketing company with over 35 million smart cards deployed throughout the world, to co-market each other's products. Under the agreement, both companies agree to cooperate on the marketing and sale of joint solutions based on both companies' technology, with the details of the respective products and services offered and the revenues to be received to be determined on a customer-by-customer basis.

     Consumer Economic Opportunities

         In November 2001, we established a three-year strategic alliance with Consumer Economic Opportunities, Inc., Toronto, Canada, a marketing and software development company, to co-market each other's products. The alliance contemplates that we will integrate into our software the CARDITZ direct mass marketing and loyalty system developed by Consumer Economic Opportunities and that Consumer Economic Opportunities will integrate into its software our e-llegiance(tm) smart-card-based loyalty applications and our LoyaltyCentral(tm) centralized processing software. Revenue sharing arrangements are to be negotiated in the future.

     RTS Networks Group

         In November 2001, we also entered into a technical services agreement with RTS Networks Group PLC, London, England. RTS Networks will assist in customizing our software for Scotiabank and developing a prototype that integrates our loyalty program with electronic payment software that runs on a cellular telephone during the succeeding eight months at agreed contract rates.

     HiTech Consulting

         To derive value from our patents and related intellectual properties, in June 2001, we retained HiTech Consulting Group, Irvine, California, which has particular experience marketing and licensing patents that are related to technology used by the electronic payments industry, under a one-year agreement, renewable for successive annual periods unless terminated by either party. Together we have implemented a program designed to identify, notify and interact with those companies that we believe are or are intending to use the processes defined in our patents. This program is designed to allow these companies to continue to market their products while utilizing the protection of our patents and related intellectual properties. In implementing this program, we may contact companies that may compete directly, develop their own internal solutions, or provide assistance in the implementation and/or ongoing support/administration of those systems. We have agreed to pay HiTech a $6,000 monthly fee plus a share of the revenue generated through its marketing efforts.

         To date, this effort by HiTech Consulting has led to ongoing negotiations with two competitors with software that we believe infringe our patents and related intellectual properties. We cannot assure that we will enter into licensing agreements with either of these or other companies that we may contact. As part of this proactive approach to expand industry awareness about our patents and related intellectual properties, we are providing information about our company, its products and our patent and related intellectual properties to known major North American companies that we believe have the potential to use our patent and related intellectual properties.

     Other

         To further implement our strategy of seeking strategic alliances with principal components of the electronic payments industry, we intend to seek additional alliances with firms providing the following products and expertise:

     o  payment switch providers; and
     o  terminal (base device) manufacturers.
                                             -

Our Intellectual Property

     General

         Our intellectual property consists of software applications and systems built around our process and methodology patents and includes application software for robust common loyalty programs that reside on cards or other smart payments devices and the terminals for the processing of payments. We also have a centralized processing system for loyalty program management and accounting that can be used for our own loyalty customers and licensed to other electronic payment processors that offer loyalty programs. We developed this system over a period of three years in conjunction with IBM at an estimated cost of approximately $10 million. IBM does not have any ownership interest in this system.

     Patents

         One of our major assets is what we refer to as our loyalty patent, U.S. Patent No. 5,806,045, issued on September 8, 1998, with prior art dating back to February 1994. Since that time, the patent has also been issued in Australia (Patent No. 703349, October 1999) and Mexico (Patent No. 96/03161, November
2000), and it is currently pending in Canada and Japan. We refer to these patents issued or pending collectively as the "Patents."

         The Patents are entitled: "Method and System for Allocating and Redeeming Incentive Credits between a Portable Device and a Base Device." The Patents contain 36 claims that cover a process or methodology associated with storing and redeeming loyalty credits and incentives on a portable device and interacting with a base device to calculate the amount of loyalty units to be credited or redeemed. A portable device includes smart cards and other devices, such as cellular telephones or personal data assistants. A base device includes any device with which the portable device communicates, such as pos terminals, satellite receivers, automated teller machines, and smart-card readers connected to personal computers. We believe the Patents may be applicable in the trend to merge loyalty applications and smart cards on a common loyalty platform. The Patents and the associated software we have developed are flexibly designed to meet expected device evolution from current smart-card technology to the next generations of portable smart-chip devices, including cellular telephones, personal data assistants or similar devices. We believe that the Patents provide substantial barriers to those who wish to enter into the loyalty driven, portable device, smart-chip device payments marketplace without benefit of our Patents. Part of our business plan is to expand, protect and enforce the Patents.

         With the assistance of experienced intellectual property legal counsel and other experts, we are developing and implementing a strategy to protect our Patents and realize on their long-term potential. In some instances, unknowing infringement may be an opportunity for business development. In other instances, infringement may require aggressive legal action. We have reached an agreement with a law firm under which it will assist us in protecting our Patents and other intellectual properties and will seek payment only out of any recoveries, without any initial expenditure by us.

     Trademarks, Copyrights and Trade Secrets

         We also rely on the protections afforded our intellectual property under copyright, trademark and trade secret laws. We market or may market products or services under the following trademarks:

     o e-llegiance(tm) for our smart-card-based loyalty applications;

     o LoyaltyCentral(tm) for our loyalty program management, transaction processing and accounting centralized processing services;

     o  Loyalty by Design(tm) loyalty-program-based consulting services; and

     o  SmartBank(tm) for specialized products services for    marketing to the
        financial services and banking industries.

Research and Development Program

         We spent approximately $3,746,000 and $1,993,000 on research and development during 2000 and 1999, respectively. We believe our software and systems technologies are developed to the point where they are readily adaptable to a broad range of market applications. Further development, with the exception of the integration of loyalty with payments processing, has been de-emphasized pending further definition by market and process alliances. We will seek co-funding of additional development by venture partners based on defined cost/revenue sharing models. We intend to continue our development program, in particular for the integration of loyalty with payments processing. Our business plan calls for the expenditure of approximately $4.7 million for software and systems development, subject to available funding. To the extent that such development can be funded in part by venture or alliance partners, our requirements for this development budget would be reduced. See Part II. Item 6. Management's Discussion and Analysis or Plan of Operation.

Competition and Regulation

         Today, we believe our main competition is from companies that provide loyalty programs, which are either paper based or use an electronic payment card that is imbued with a magnetic strip. There is a substantial business segment and revenues built around these traditional methods. Our analysis of the electronic payments industry causes us to believe that over the next few years there will be a substantial replacement of magnetic-strip payments cards with smart cards and other smart-chip devices. We also believe that loyalty will be an important part of the cultural change necessary to cause this conversion and that smart-chip devices offer significant potential increases in the power and flexibility of loyalty programs. As a result, we believe those companies providing loyalty programs may be forced to deal with our Patents in situations where the Patents apply. Dealing with the Patents will require that such companies do one of the following: (1) license our Patented technology, (2) continue to operate in breach of the Patents, or (3) not take full advantage of the extensive power offered by smart-chip technology for processing of loyalty.

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


         We are a development-stage company, have had no revenue from operations and have no operations from which revenue will be generated prior to 2002. For the year ended December 31, 2000, and the nine months ended September 30, 2001, we incurred net losses of approximately $10,486,000 and $11,743,000, respectively. We have an accumulated net loss of approximately $53,035,000 for the period from February 27, 1997, date of inception, through September 30, 2001. At December 31, 2000, we had a total net stockholders' deficit of approximately $4,798,000. Accordingly, the independent auditor's report accompanying our audited financial statements as of December 31, 2000 and 1999, included in this amended report, contains an explanatory paragraph about our ability to continue as a going concern. See Consolidated Financial Statements. We cannot assure that we will be successful in the plan we are implementing to negotiate with creditors to seek reductions in the total amounts owing, payment of amounts due through the issuance of securities, the extension of payment dates or other terms acceptable to the Company. See Part II. Item 6. Management's Discussion and Analysis or Plan of Operation.


         We continue to suffer extreme shortages of working capital with significant past due obligations.


         As of September 30, 2001, we had a working capital deficit of approximately $3,016,000 and approximately $2,851,000 of our current liabilities of approximately $3,095,000 were substantially past due. Subsequent to September 30, 2001, we reduced our current liabilities by approximately $236,000 by issuing options to purchase common stock, negotiating extended payments terms, and other measures. Notwithstanding our successful efforts to obtain a conversion to equity, compromise or other agreed reduction in current liabilities, creditors with past due amounts due them may initiate litigation or undertake other aggressive collection efforts, which would further impair our ability to continue and require the reallocation of limited amounts of new capital to the payment of old liabilities, rather than advancing our business. We cannot assure that our efforts to obtain the forbearance of creditors, negotiate reduced payment amounts or reach other arrangements with creditors will be successful. See Part II. Item 6. Management's Discussion and Analysis or Plan of Operation.


         We have incurred substantial losses since inception and expect those losses to continue.


         From February 27, 1997 (inception) through September 30, 2001, during our development stage, we incurred an accumulated deficit of approximately $53,035,000, which we expect will continue to increase until at least late 2002, even though we expect that we may begin to generate revenues from operations earlier in 2002. See Part I. Item 2. Management's Discussion and Analysis or Plan of Operation.


         We need additional funds in order to continue.


         We have no revenues from any source and are completely dependent on the receipt of funds from external sources to be able to continue. Currently, our recurring expenditures are approximately $750,000 per quarter for general, administrative and other recurring operating expenses and payment obligations. We expect that our general, administrative and other recurring operating expenses will increase substantially as we accelerate and expand our business activities, satisfy increased reporting and stockholder communications obligations under the securities laws and seek needed additional capital required for our proposed business. We cannot assure that we will be able to obtain funds required to continue. In addition to capital required to continue, we will need substantial amounts of additional equity capital in order to implement our business plan fully. We may also rely increasingly on strategic alliances with others that may assume responsibility for financing specific required development tasks; thus, reducing our financial requirements for the exploitation of our intellectual properties. See Part I. Item 2. Management's Discussion and Analysis or Plan of Operation.

         We are in default in our payment obligations to IBM, an important strategic partner.

         Since the payment we made for October 2001, we have not made monthly payments of $70,000 each to IBM under an obligation compromise reached in June 2001. Failure to make these required payments results in interest charges of 2% per month on the remaining payments. IBM continues to assign programmers to our work and to bill us for current services under our ongoing working arrangement to complete work for our Scotiabank project. If IBM were to withhold such services, we would be required to make alternative arrangements for completing this required work. Further, IBM has the right to take such action as it deems warranted to seek collection of the entire $1,060,000 due it under the June 2001 agreement. Notwithstanding the above, IBM continues to negotiate a teaming agreement, including service and marketing agreements with us, under which IBM will provide the host computer for our Loyalty Central(tm) centralized processing system, and has recently provided draft agreements that we are now reviewing. We believe that the involvement of IBM as a strategic partner in providing the host computer for our centralized processing system may be an important marketing benefit to us. This marketing benefit may be jeopardized if we continue to be unable to meet our financial obligations to IBM.

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


         As of September 30, 2001, there were approximately 91.0 million shares of our common stock issued and outstanding. We believe that approximately 65.0 million of those issued and outstanding shares are eligible for sale in the public market.


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


         Through September 30, 2001, we have issued an aggregate of approximately 91,068,000 shares of common stock for cash, services and other consideration, including an aggregate of approximately $5,730,000 from shares issued for cash, in reliance on exemptions from registration under the Securities Act of 1933. Unless the sales of the shares qualify for an exemption from registration, either pursuant to Regulation D promulgated under the Securities Act or otherwise, the investors would have the right to rescind their purchase of the common stock if they should desire to do so. Since compliance with exemptions from registration is highly technical and quite difficult, it is possible that if an investor should seek rescission, he or she would succeed. A similar situation prevails under state law in the states where the common stock may have been offered without registration in reliance on specific exemptions from registration that require compliance by us with stringent filing requirements or other conditions, some of which must be satisfied prior to making an offer in a specific state. If a number of investors were successful in seeking rescission, we would face their financial demands, which could have an adverse effect on the nonrescinding investors and us. Inasmuch as the basis for relying on exemptions from registration is factual, depending on the conduct of the Company and persons contacting prospective investors and making the offering, we have not received a legal opinion to the effect that any offer and sale of securities has been exempt from registration under any federal or state law. Instead, we have relied on the operative facts, as documented by us, as our basis for such exemptions. No investor has sought rescission or made a claim for damages. The applicable statutes of limitations under federal and state securities laws require that lawsuits seeking rescission be commenced within a specified time after the date of the sale or the investor's discovery of the violation. We cannot assure that the applicable statute of limitations would preclude investors from obtaining rescission should they choose to do so.


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

                        ITEM 2. DESCRIPTION OF PROPERTIES


         Our principal executive offices are located at 26800 Laguna Hills Drive, Suite 100, Aliso Viejo, California, where we sublease approximately 400 square feet of office space and related use of office furniture and equipment as well as receptionist services on a month-to-month basis from an unrelated party at $4,800 per month.


         We also have offices at 740 East 3900 South, Second Floor, Salt Lake City, Utah 84107. Until March 2001, we owned the building jointly with other unrelated parties. At that time, we were unable to continue with our portion of payments for the building purchase, and we sold our share of the building to the other owners for forgiveness of our past-due payments and rent-free continued tenancy through September 2001. We are currently negotiating for a six-month lease that would take us through March 2002, at approximately $2,145 per month. We believe these offices, representing approximately 25% of the space formerly occupied, are adequate for our near term needs in the Salt Lake City area.


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

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


                        ITEM 5. MARKET FOR COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

         Since October 1998, our common stock has been traded in the over-the-counter market and was quoted on the Over-the-Counter Electronic Bulletin Board until March 2000. Thereafter, it has been quoted in the Pink Sheets published by Pink Sheets, LLC, under the symbol SCTN. The trading volume of the common stock is limited. This limited trading volume creates the potential for significant changes in the trading price of the common stock as a result of relatively minor changes in the supply and demand. It is likely that trading prices and volumes for the common stock will fluctuate in the future, without regard to our business activities.

         The following table sets forth the high and low closing bid quotations for our common stock as reported on the Over-the-Counter Electronic Bulletin Board or Pink Sheets, as appropriate, for the periods indicated, based on interdealer bid quotations, without markup, markdown, commissions or adjustments, which may not reflect actual transactions:

                                                 High                 Low
                                          -----------------    -----------------
2001


    Quarter ended December 31                  $0.280               $0.155


    Quarter ended September 30.............     0.230                0.160
    Quarter ended June 30..................     0.280                0.140
    Quarter ended March 31.................     0.328                0.165

2000
    Quarter ended December 31..............     1.050                0.230
    Quarter ended September 30.............     1.750                0.290
    Quarter ended June 30..................     2.250                1.281
    Quarter ended March 31.................     3.938                0.875

1999
    Quarter ended December 31..............     4.125                0.875
    Quarter ended September 30.............     4.250                2.752
    Quarter ended June 30..................     2.752                0.472
    Quarter ended March 31.................     3.931                0.635


         As of the date of this filing, we estimate we have approximately 895 stockholders of record.


Penny Stock Regulations

         Our stock is presently regulated as a penny stock and broker-dealers will be subject to such regulations that impose additional requirements on us and on broker-dealers that want to publish quotations or make a market in our common stock. See Item 1. Description of Business: Risk Factors: Risks Related to our General Proposed Business--There are Certain Rules Applicable to our Common Stock as a Penny Stock, and those Rules May Limit the Liquidity and the Resale of our Common Stock.

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

Recent Sales of Unregistered Securities


         Since December 31, 1999, we issued securities without registration under the Securities Act of 1933 on the terms and circumstances described in the following paragraphs.


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

     The Acquisition

         In May 1999, a group of stockholders representing a substantial majority of the stockholders of IC One, Inc., then a privately held Delaware company, entered into negotiations for the possible acquisition of IC One by the Company. These negotiations led to the execution of a Memorandum of Understanding on June 2, 1999, and a Reorganization Agreement dated June 30, 1999, as amended July 17, 1999, and September 10, 1999. Pursuant to the agreement, as amended, and on the approval of stockholders, IC One was merged with and into a newly-created, wholly-owned subsidiary of the Company effective September 16, 1999. In the acquisition, the Company issued an aggregate of 42,400,000 shares of restricted common stock in exchange for all of IC One's common stock then-issued and outstanding or claimed to be issuable under stock subscriptions or similar arrangements. At the time of the acquisition, IC One, Inc. had 83 accredited and 85 nonaccredited stockholders, including 45 employees or their family members as well as a substantial number of personal or business associates of IC One's founders, officers or directors. The transaction was approved by IC One stockholders following written notice of a meeting with related solicitation statement. At the stockholder meeting to approve the transaction, officers and directors of both the Company and IC One provided detailed business and financial information about the respective companies as well as the terms of the transaction. Stockholders were advised both orally at the meeting and in writing that the shares of restricted common stock of the Company to be issued in the transaction constituted "restricted securities" under the Securities Act. All certificates for common stock issued in this transaction bore a restrictive legend, and stop transfer instructions were placed with the transfer agent against transfer of the securities. The offering was limited to the stockholders of record of IC One, and no form of general solicitation or advertising was employed. No underwriter participated.

         At various times during the period following the acquisition of IC One, errors in the share registry for IC One were discovered. The Company assumed the responsibility for issuing equivalent Company shares of restricted common stock in accordance with the acquisition exchange ratio of 0.7591 shares of Company stock for each share of IC One stock to correct such errors. As a result, the Company cancelled 43,198 shares in 1999, issued 119,905 shares in 2000, and issued 76,527 shares 2001, through September 30, which were returned from or issued to various IC One stockholders who were able to prove their entitlement, including 16 additional persons whose names did not appear on the IC One stockholder list at the time of the acquisition.

         The approximate price of the Company's common stock was between $0.55 and $0.87 per share in May 1999 when negotiations began, $0.83 per share on June 2, 1999, when the Memorandum of Understanding was executed, $2.75 on the June 30, 1999, date of the Reorganization Agreement and $3.94 per share on September 16, 1999, when the acquisition was effective.

     Real Estate Joint Venture

         On December 30, 1999, the Company agreed to issue 420,000 shares of restricted common stock at an agreed value of $400,000 to three nonaffiliated entities as a joint venture investment in an office building in which the Company's principal executive offices are located. As of the date of this transaction, the market price for the common stock was approximately $0.88 per share. The recipients were introduced to the Company by a co-worker of one of the Company's directors, who was aware the Company was looking for office space. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients acknowledged in writing that they were receiving restricted securities and consented to a legend on the certificates issued and stop transfer instructions with the transfer agent. On March 15 and October 3, 2000, the Company issued 28,432 and 101,975 shares, respectively, for capital improvements to the property valued at $56,864 and $33,652, or $2.00 and $0.33 per share, respectively, the approximate market price of our common stock as of the respective dates of such transaction.

     Stock Tendered as Security for Obligation to IBM

         During June 2001, we revised our previous agreement with IBM to reduce and extend the payment terms of the balance due it. As part of the negotiated arrangement, IBM agreed to return to us for cancellation all 2,100,000 shares of our common stock that had been issued.


     2000 Sales for Assets, Services or Cash

         Miscellaneous

         On January 4, 2000, 8,000 shares of restricted common stock were issued as the purchase price for $6,800 in capital equipment, or $0.85 per share. On such date, the market price for the common stock was approximately $1.00 per share.

         On January 4, 2000, a former STI stockholder returned 286,267 shares of restricted common stock based on an agreement. The shares were canceled and returned to the status of authorized and unissued stock.

         Services

         From October 1999 to December 2000, the Company issued 960,713 shares of restricted common stock to 28 persons, including 21 accredited investors, in exchange for financial, technical and management services, with a total value of $950,167, or $1.02 per share. On the dates on which such transactions occurred during the above period, the trading price of the common stock ranged between approximately $3.38 and $0.33 per share. The offering was limited to, and each of the persons receiving stock in the foregoing transactions was, one or more of the following: a regular employee/consultant, an existing stockholder, or a family member or personal or business associate of an affiliate. Each was able to bear the financial risk of the investment. Each transaction was negotiated by one or more executive officers of the Company. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients acknowledged in writing that they were receiving restricted securities and consented to a legend on the certificates issued and stop transfer instructions with the transfer agent.

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

         The above shares issued for services also included 335,000 shares of stock that were accrued for issuance to directors of the Company. Beginning in November 1999 and until December 2000, at which time this policy ceased, all members of the board of directors, including employees, became entitled to receive 5,000 shares of restricted common stock of the Company for each month during which they served as a director. Under this arrangement, the Company accrued the issuance to directors of 60,000 shares in 1999 and 275,000 shares in 2000. All of these shares were issued as of March 2001. All certificates bore a restrictive legend and stop transfer instructions were noted on the Company's stock transfer records.

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


         Between October 27 and December 11, 2000, the Company issued an aggregate of 135,529 shares of restricted common stock to three persons, each of whom was an accredited investor, as payment of $56,412 in interest accrued on outstanding loans to the Company, or an average of $0.42 per share. On the dates on which such transactions occurred during the above period, the market price for the common stock ranged between $0.23 and $0.63 per share. The recipients acknowledged in writing that they were receiving restricted securities and consented to a legend on the certificates issued and stop transfer instructions with the transfer agent.

         Cash Sales

         Between December 1999 and December 2000, the Company issued and sold an aggregate of 3,747,746 shares of restricted common stock for cash of $2,040,397, or an average of approximately $0.54 per share, to 107 accredited and one nonaccredited persons. On the dates on which such transactions occurred during the above period, the market price for the common stock ranged between approximately $3.94 and $0.23 per share. The offering was limited to, and each of the persons receiving stock in the foregoing transactions was, one or more of the following: a regular employee/consultant, an existing stockholder, a family member or personal or business associate of an affiliate, an employee, or a then-current stockholder. Each of the 108 persons approached the Company regarding the investment. Each was able to bear the financial risk of the investment. Each transaction was negotiated by one or more executive officers of the Company. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients acknowledged in writing that they were receiving restricted securities and consented to a legend on the certificates issued and stop transfer instructions with the transfer agent.

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

     Issuance of Limited Recourse Promissory Notes Convertible into Common Stock

         Between October 2000 and December 31, 2001, the Company has issued $2,295,187 in aggregate principal amount of limited recourse promissory notes convertible into common stock of the Company. Of this amount, $235,000 was issued by December 31, 2000. Net proceeds from the sale of these notes are to be used for specific continuing operating requirements and not to pay past due liabilities. The convertible notes bear monthly interest payable in additional shares of common stock computed based on the then-market price for the common stock in the over-the-counter market. The convertible notes are redeemable at the option of the Company, unless the investor elects to convert all or any part of the principal amount of the convertible notes into additional shares of common stock. As of December 31, 2001, the stated interest on the convertible notes represents 2.2 million shares of common stock, issuable monthly, subject to adjustments due to reductions in the market price for the Company's common stock below $0.20 per share. In certain cases, the Company has agreed not to redeem the convertible notes until such time as the investors have the right to convert their interest and principal into an agreed minimum number of shares. As of December 31, 2001, holders of $313,000 of these notes voluntarily converted the notes into 3,300,260 shares of common stock. Holders of $1,797,187 in principal amount of the convertible notes have agreed to convert the notes into common stock on the occurrence of specific events. The Company estimates that the issuance of shares for the principal of and accrued interest on the notes will result in the issuance of a minimum of 24.4 million shares of common stock. As of January 31, 2002, the Company had issued or committed to issue a total of 29,169,112 shares under these notes, of which 12,189,321 remained as collateral shares.

         The offering was limited to, and each of the persons, aggregating 35 persons, purchasing notes in the foregoing transactions was, one or more of the following: a regular employee/consultant, an existing stockholder, or a family member or personal or business associate of an affiliate, an employee, or a then-current stockholder. Each was able to bear the financial risk of the investment. Each transaction was negotiated by one or more executive officers of the Company. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients acknowledged in writing that the notes constituted restricted securities and that any stock received on conversion would constitute restricted securities and consented to a legend on the certificates to be issued and stop transfer instructions with the transfer agent. A notice on Form D was filed with the Securities and Exchange Commission

     2001 Common Stock Issuance

         Between February 20 and September 30, 2001, the Company issued 1,663,476 shares of common stock to a total of 13 purchasers, five of whom were officers or directors of the Company, two of whom were accredited investors, and six of whom were nonaccredited investors, in consideration of legal and other services rendered. The market price on such dates ranged from $0.14 to $0.26. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients acknowledged in writing that the securities constituted restricted securities and consented to a legend on the certificates to be issued and stop transfer instructions with the transfer agent.

         Between September 30, 2001 and December 31, 2001, the Company issued 1,282,695 shares of common stock to seven purchasers, each of whom was an accredited investor, in consideration of legal and other services rendered. On the dates on which such transactions occurred during the above period, the market price on such dates ranged from $0.28 to $0.16. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients acknowledged in writing that the securities constituted restricted securities and consented to a legend on the certificates to be issued and stop transfer instructions with the transfer agent.

         Between March and September 2001, the Company issued an aggregate of 2,938,602 shares of common stock to fourteen persons, including nine current or former employees, each of whom was an accredited investor, and five other persons, of whom three were accredited investors, for claims regarding services under their employment agreements at times when the price for the common stock ranged from $0.14 to $0.26. During this same period, the Company issued 40,000 shares to one individual in settlement of accounts payable. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients acknowledged in writing that the securities constituted restricted securities and consented to a legend on the certificates to be issued and stop transfer instructions with the transfer agent.

         Included in the above figures are 148,750 shares of common stock issued to John D. Hipsley and 92,500 shares of common stock issued to Richard T. Hauge, both of whom were accredited investors, as partial consideration for a settlement and release agreement entered into with them. See Part II. Item 2. Legal Proceedings: CardOne Development Company and CardOne Corporation. On such date, the approximate price of our common stock was $0.14 per share. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients acknowledged in writing that the securities constituted restricted securities and consented to a legend on the certificates to be issued and stop transfer instructions with the transfer agent.

         On April 16, 2001, the Company issued 110,960 shares of common stock for remodeling costs of its principal executive offices located at 740 East 3900 South, Salt Lake City, Utah. Such shares were in consideration of ordinary expenses incurred by the Company as an occupant, and not as part of the real estate joint venture transactions. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients, who were accredited investors, acknowledged in writing that the securities constituted restricted securities and consented to a legend on the certificates to be issued and stop transfer instructions with the transfer agent.

         On June 1, 2001, we appointed CIT Canada Inc., North York, Ontario, a subsidiary of Silverline Technologies, Inc., an international software development and integration services firm with over 2,600 software professionals worldwide, as our independent contractor to adapt our software products for a specific purpose. We agreed to pay CIT Canada in cash or, at our election, in restricted common stock at the closing price for our stock on the applicable invoice date. Under this arrangement, we paid $25,000 in cash and have provided for the issuance of 1,278,615 shares of restricted common stock in the fourth quarter of 2001, based on statements of work presented by CIT, and to the date of this filing in 2002. During this period, the price of our stock ranged from $0.28 to $0.14 per share. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipient, who was an accredited investor, acknowledged in writing that the securities constituted restricted securities and consented to a legend on the certificates to be issued.

Options

     Grants

         We have granted options as follows:


                                                                                          Exercise Price
                                                                  Number
             Name               Effective Date    701(1)        of Shares          As Granted      As Repriced(2)
             ----               --------------    ------        ---------          ----------      --------------

Officers and Directors
    James A. Williams             09/06/2000                       800,000              0.48
                                  04/04/2000        Yes            250,000              0.48             0.128
                                  03/01/2000                     2,250,000              0.48             0.128

    Joe G. Coykendall             05/01/2000                       500,000              0.48             0.128
                                  05/01/2000                       500,000              0.48             0.128
                                  05/01/2000                       500,000              0.64

    Peter J. Bennee               09/06/2000                       120,000              0.48
                                  01/13/2000        Yes            600,000              0.48             0.128


    Paul E. Christensen           01/13/2000        Yes            100,000              0.48             0.128

    Richard T. Hauge              04/04/2000                       100,000              0.48             0.128
                                  08/16/2000                     2,000,000              0.48
                                  08/16/2000                     1,000,000              0.48             0.128

    John D. Hipsley               04/04/2000                       100,000              0.48             0.128
                                  08/16/2000                     1,400,000              0.48
                                  08/16/2000                       100,000              0.48             0.128
                                  08/16/2000                       500,000              0.48             0.128

    Philip J. Voelker             10/16/2000                       700,000              0.48             0.128
                                  10/16/2000                       500,000              0.48

    Donna M. Kreutz               01/13/2000        Yes            200,000              0.48             0.128
                                  04/04/2000                       100,000              0.48
                                  04/04/2000        Yes             50,000              0.48

Other Employees                      2000                          928,333         $0.48-0.80
(11 persons)


(1)  Issued with reliance on Rule 701.
(2) In an effort to provide incentives for management and employees to continue with us, in July 2001, the board of directors approved a plan reducing to $0.128 per share the exercise price of options to purchase 12,428,333 shares held by officers, directors and other employees of the Company, provided that those options were exercised immediately. The exercise prices for the old options ranged from $0.1475 to $0.48 per share, with a weighted average exercise price of $0.347 per share.

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


        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


         You should read the following discussion and analysis in conjunction with our consolidated financial statements included in this filing. The following information contains forward-looking statements. See Special Note about Forward-Looking Information. Our activities are subject to significant risks. See Part I. Item 1. Description of Business: Risk Factors.

         The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our financial condition. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Historical Results


     Results of Operations

         We have been in the development stage during the period since inception. See Note 1 of Notes to Consolidated Financial Statements for a discussion of the reverse merger accounting. Our results of operation reflect the operating history of IC One, Inc. for periods prior to the time IC One, Inc. was acquired in September 1999. From our inception until December 31, 2000, we incurred total expenses of approximately $39,591,000, including approximately $14,905,000 for research and development leading to creation of our patents, software and intellectual property. We expect to achieve technical feasibility of our software by the end of the first quarter of 2002. Of the approximately $39,591,000 of expenses, approximately $23,676,000 represents the value of compensation for services or interest expense paid in kind with common equity. The balance of the expenses was funded through the sale of securities and through increases in liabilities.

         During 2000, we incurred total expenses of approximately $9,116,000, compared to approximately $7,678,000 in 1999. The year 2000 expenses include approximately $3,568,000 of noncash expense related to accounting for stock option compensation, as compared to no stock based compensation in 1999. Comparable other expenses, excluding the stock option compensation, were approximately $5,548,000 in 2000, as compared to $7,678,000 in 1999. At the current time, we are operating at a level that requires approximately $250,000 per month, including minimum amounts for reduction in the past-due liabilities of our subsidiary, IC One, Inc.

     Current Liabilities and Debt Reduction Plan

         We have experienced severe cash shortages and inability to pay our obligations on a timely basis. Through December 31, 2000, we had incurred approximately $4,660,000 of unpaid current liabilities, including $1,970,000 payable to IBM and $982,000 owed to affiliates who are officers or directors of the Company. Since December 31, 2000, we reached negotiated settlements to reduce liabilities by a total of $2,223,000, including certain amounts accrued after December 31, 2000. See below and Note 16 of Notes to Consolidated Financial Statements for an additional description of these transactions. Approximately $2,851,000 of current liabilities reflected at September 30, 2001, are substantially past due and are not subject to any formal forbearance agreement. Substantially all of these amounts are liabilities of our subsidiary, IC One. In the event demands are made upon us or our subsidiary that cannot be met and the associated creditors successfully pursue collection actions, we or our subsidiary could be exposed to additional costs of legal fees, interest or penalties, and may be forced to take other defensive actions, including seeking protection under the bankruptcy laws.

         We estimate that, at the date of this filing, our current liabilities total approximately $3,091,000, including approximately $1,060,000 payable to IBM and $337,000 owed to officers or directors. The remaining approximately $1,694,000 of current liabilities are to vendors and other unaffiliated creditors. Substantially all of this amount is past due and represents remedial liabilities incurred by IC One, Inc., our wholly owned subsidiary acquired in 1999.

     External Funding

         We have been able to raise capital through the issuance of our common stock and convertible debt securities through private placements. During 2000, we raised approximately $3,233,000 from the issuance of securities, including the value of goods and services obtained (other than stock option compensation amounts) and the amounts of debt and associated interest expense paid by the issuance of common stock. We obtained cash from financing activities of $2,195,000 in 2000 and $1,668,000 in 1999.

Plan of Operation

         Our plan of operation focuses primarily on the continued building of business and marketing alliances and revenue channels for our intellectual property and products as more fully described in Part I. Item 1. Description of Business. We will also actively commence increased marketing efforts with specific customers including smart-card issuers, providers of payments processing services and providers of hardware and software products to the industry. We will actively continue our program of integrating and licensing our software products with other applications related to electronic payments. Successful completion of contracts for the delivery of software products will require additional customization and enhancement. Our business plan anticipates a substantial increase in the demand for software products and services related to the use of smart-chip devices in electronic payments. At the same time, the use by electronic payments providers of smart-chip devices will increasingly come within the bounds of our patented intellectual property. We believe this may provide substantial opportunity for intellectual property licensing revenues commencing during 2002.

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


         We believe our software and systems technologies are developed to the point where they are readily adaptable to market applications. Further development, with the exception of the integration of loyalty with payments processing, has been delayed pending further definition by market and process alliances. We expect product integration and enhancements will be partly co-funded by venture partners based on agreed cost/revenue sharing models and, in some cases, by the issuance of common stock or other securities. We are continuing our product enhancement program, in particular for the integration of loyalty with payments processing. Of the $10.0 million of new capital required as described below, we expect that as much as $5.0 million would be expended for the further enhancement of technology, associated patents and for the integration of application software into customer requirements. To the extent that such work can be funded in part by venture or alliance partners, this budget would be reduced.

     Financing Program

         We currently have no revenue from operations and do not expect to receive significant revenue until late 2002 or later. We currently require approximately $250,000 per month, or $3.0 million per year, to continue at current operating levels, including minimum amounts for reduction of past due liabilities of our subsidiary, IC One. In addition, we estimate that we will require as much as $7.0 million of funds over the next 12 months in order to implement our marketing plan, including research and development expenses associated with integrating and enhancing our technologies and other operating expenses as contemplated by our plan of operation.

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


         Neither WestPark nor any other person or firm has agreed to provide us with any required external funding, other than as described in Part II. Item 5. Market for Common Equity and Related Stockholder Matters. Recent Sales of Unregistered Securities.


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

         The following table sets forth the name, age and position of each of our current directors and executive officers:


          Name         Age                    Title


David J. Simon          53      Chairman of the Board of Directors
James A. Williams       55      Director, President and Chief Executive Officer
Joe G. Coykendall       56      Director, Sr. Vice President, Treasurer/Chief
                                Financial Officer
Peter J. Bennee         49      Director, Sr. Vice President and Secretary
Paul E. Christensen     61      Director
Richard T. Hauge        55      Sr. Vice President
John D. Hipsley         47      Sr. Vice President
Philip J. Voelker       53      Sr. Vice President
Donna M. Kreutz         55      Vice President

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


                                Individual Grants
                                   % of Total
                                  Number of       Options/SARs
                                 Securities        Granted to
                                 Underlying        Employees
                                Options/SARs     During Fiscal      Exercise or    Market Price at
                   Name          Granted(#)            Year        Base   Price           Grant      Expiration Date
                                                                    ($/share)          Date

2000
    James A. Williams                800,000(1)                       $0.48              $0.64          09/05/10
        President (CEO)              250,000                           0.48               1.94          04/01/10
                                   2,250,000(2)                        0.48               3.00          02/28/10
                                   ------------
           Total                   3,300,000          26.7%

    David J. Simon                        --          --                --               --                --
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

                                                                                Number of
                                                                                Securities          Value of
                                                                                Underlying         Unexercised
                                                                               Unexercised        In-the-Money
                                                                             Options/SARs at     Options/SARs at
                                                                                FY End (#)         FY End ($)

                                       Shares Acquired                         Exercisable/       Exercisable/
                     Name                    on           Value Realized         Unexercisable       Unexercisable
                                             Exercise           ($)
                                          (#)

2000
  James A. Williams                             --                 --           3,300,000/--
    President (CEO)                                                                                       --/--

  David J. Simon                                --                 --           6,778,000/--      $1,235,985/--
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


         In an effort to provide incentives for management and employees to continue with us, in July 2001, the board of directors also approved a plan reducing to $0.128 per share the exercise price of options to purchase 12,428,333 shares, consisting of 11,950,000 shares held by officers and directors and 478,333 shares held by other employees of the Company, provided that those options were exercised immediately. The exercise prices for the old options ranged from $0.1475 to $0.48 per share, with a weighted average exercise price of $0.347 per share. This repricing reduced the exercise price of options held by James A. Williams to purchase 2,500,000 shares at $0.80 per share and by David J. Simon to purchase 5,000,000 shares at $0.15. As of the date of the foregoing adjustments, the closing price for our common stock was $0.16.


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

Compensation to Directors


         Beginning in November 1999, and through December 2000, when the policy was canceled, all members of the board of directors, including employees, became entitled to receive 5,000 shares of our restricted common stock for each month during which they served as a director. Under this arrangement, we accrued the issuance of 60,000 shares in 1999 and 275,000 shares in 2000. All of these shares were issued by the transfer agent in March 2001, when the market price for the stock was approximately $0.205 per share.


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

                     ITEM 11. SECURITY OWNERSHIP OF CERTAIN
                        BENEFICIAL OWNERS AND MANAGEMENT


         The following table sets forth, as of January 31, 2002, the name, stockholdings and address of each person who owns of record, or was known by us to own beneficially, 5% or more of the 99,680,678 shares of common stock then issued and outstanding and the name and stockholdings of (1) each director, (2) each person named as an executive officer in the summary compensation table who is not now a director, executive officer or principal stockholder, and (3) all executive officers and directors as a group. Unless otherwise indicated, all shares consist of common stock and all such shares are owned beneficially and of record by the named person or group:

                 Name of Person or Group                     Nature of Ownership        Amount        Percent(1)
Principal Stockholders:
  James E. Biorge.......................................     Common Stock             12,464,488(2)     12.5%
                                                                                      -------------
    888 Heartwood Circle
    Fruit Heights, Utah  84037

  David J. Simon........................................     Common Stock(3)           4,092,839         4.1
    740 E 3900 S, Second Floor                               Exercised Options(4)      3,007,789         3.0
    Salt Lake City, Utah  84107                              Options(3)                2,113,594         2.1
                                                                                       ---------
                                                                                       9,214,222         8.5

  James A. Williams.....................................     Common Stock                110,000         *
    740 E 3900 S, Second Floor                               Exercised Options(4)      2,500,000         2.5
    Salt Lake City, Utah  84107                              Options                   2,229,970         2.2
                                                                                   ---------
                                                                                   4,839,970             4.6

Directors:
  David J. Simon........................................               ----------See above----------
  James A. Williams.....................................               ----------See above----------
  Joe G. Coykendall.....................................     Common Stock                 35,000         *
                                                             Exercised Options(4)      1,000,000         1.0
                                                             Options                   1,962,500         1.9
                                                                                       ---------
                                                                                       2,997,500         2.9
  Peter J. Bennee.......................................     Common Stock(5)           2,165,065         2.2
                                                             Exercised Options(4)        600,000         *
                                                             Options                   1,169,500         1.2
                                                                                       ---------
                                                                                       3,934,565         3.8
  Paul E. Christensen...................................     Common Stock(6)           1,470,000         1.5
                                                             Exercised Options(4)        100,000         *
                                                                                      ----------
                                                                                       1,570,122         1.6

 Other Named Executive Officer Not Current Director,
    Executive Officer or Principal Stockholder
    Arthur D. Bennett...................................     Common Stock                     --        --


 All Executive Officers and Directors as a Group
      (9 persons):......................................     Common Stock              8,344,469         8.4
                                                             Exercised Options(4)      9,957,789        10.0
                                                             Options                  15,220,564        13.2
                                                                                      ----------
                                                             Total                    33,522,822        29.2
                                                                                      ==========



*    Less than 1%.
(1) Calculations of percentages of ownership for each person or group assumes the exercise of options held by that person or group to which the percentage relates, including options not yet fully vested.
(2)  Includes  shares  in  the names  of Mr. Biorge's  family  trust  and  other
     affiliates.  We have retained possession    of certificates for 11,503,138
     shares pending resolution of claims involving Mr. Biorge.  See Part I. Item
     3. Legal Proceedings.
(3) Includes 954,220 shares owned by trusts for the benefit of children. Also includes 314,730 shares and options to purchase 58,594 shares not in Mr. Simon's name, but over which he may be deemed to share voting and dispositive power, although Mr. Simon disclaims beneficial ownership of such options and shares.
(4) Consists of shares issued on the exercise of options, with the exercise price payable pursuant to a nonrecourse promissory note and with the stock held by us pending payment of the note on or before December 31, 2004, at which any unpaid shares and any balance due on the notes will be canceled. See Part II. Item 10. Executive Compensation: Aggregate Options/SAR Exercises and Fiscal Year-End Options/SAR Values.
(5) Includes 2,090,065 shares not in Mr. Bennee's name but over which he may be deemed to share voting and dispositive power.
(6) Includes 570,000 shares in the name of Mr. Christensen's spouse, over which he may be deemed to share voting and dispositive power and 500,000 shares being purchased at $1.38 per share pursuant to a nonrecourse promissory note payable from the net proceeds from the sale of such shares, but in any event by June 30, 2002, in which case the unpurchased shares and the unpaid balance of the note will be canceled.


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company, including its subsidiaries and predecessors, Schimatic Technologies, Inc., or STI, R & D Technology, Inc., or R & D, and IC One, Inc. have entered into the following transactions with persons who were then executive officers, directors, principal stockholders or founders, who either alone or with others took the initiative in founding or organizing our business or who received 10% or more of the stock of the Company or stock sales proceeds in consideration of property or services. The terms of the following transactions between related parties were not determined as a result of arm's-length negotiations.



Revised Agreement with Paul E. Christensen

         During 2001, we revised our previous agreement with Paul E. Christensen, a director. In February 1999, IC One reached an agreement with Paul
E. Christensen, a director and founder, under which it issued to him 500,000 shares of restricted common stock in consideration of a nonrecourse promissory note bearing interest at 6% per annum and payable from net proceeds from the sale of stock being purchased, but in any event, on or before June 30, 2005, with a covenant to return the unsold stock if not sold by the due date of the note. In August 2001, Mr. Christensen agreed to pledge the shares purchased by the note as collateral for the payment of the obligation and delivered the certificate for such shares to us as custodian of the pledge agreement. In addition, under the February 1999 agreement, IC One issued to Mr. Christensen 1,493,125 shares of restricted common stock in consideration of the cancellation of loans and other obligations aggregating $126,898 and services rendered. During February 1999, IC One sold restricted common stock for cash in arm's-length transactions for $0.50 per share.

Miscellaneous Transactions

     David J. Simon

         In 1999, following the completion of the Company's acquisition of IC One, Inc., David J. Simon, Chairman, recorded reimbursable expenses totaling approximately $263,000, which were not previously recorded on the books of the Company. Such expenses included funds that he advanced in the interests of the Company's development. In July 2001, Mr. Simon agreed to apply $255,000 of the foregoing amounts owed him by the Company as reimbursement of expenses and other items for the payment of the exercise price of options. As part of the arrangement with Mr. Simon, he agreed to cancel options to purchase 1,778,000 shares, or approximately 26%, of the options to purchase 6,778,000 shares previously held. In reaching this agreement with the Company, Mr. Simon expressed his desire to make the options that he agreed to cancel available for the attraction and retention of new Company employees.

         In 2000, we recorded a liability to Mr. Simon for $100,000 as a result of his acquisition of a $100,000 loan to the Company from a nonaffiliated stockholder. Mr. Simon acquired that note with $50,000 in cash and 70,000 shares of common stock owned by him.


     James A. Williams

         James A. Williams, President, advanced $50,000 to the Company in July 2000, which is recorded as an open account payable to Mr. Williams, without interest, on demand. In addition, the Company owes Mr. Williams for reimbursement of travel and similar expenses incurred by him on behalf of the Company with outstanding balance of $4,939 at December 31, 2000.

Settlement of Amounts Due Officers and Directors

         In July 2001, the Company agreed with all of its executive officers to cancel an aggregate of $919,000 in amounts payable to them in exchange for the grant of options to purchase an aggregate of 9,190,000 shares of common stock at $0.10 per share. Of these amounts, options to purchase 2,055,000 shares were granted to David J. Simon in cancellation of $205,000 due him and options to purchase 1,429,970 were granted to James A. Williams in cancellation of $142,997 due him. The options may be exercised at any time within ten years for cash or the delivery of a nonrecourse promissory note, secured by the stock purchased. The issuance of these options is expected to result in a reduction in current liabilities of $919,000 to be reflected in the second quarter 2001.


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

      Item 3.               Articles of Incorporation and Bylaws
-------------- ------------ ------------------------------------------------------------------- -------------------
         3.01         3     Articles of Incorporation of Apple Tree Capital Corp., filed        Incorporated by
                            October 4, 1996                                                     Reference(2)
         3.02         3     Articles of Amendment to Apple Tree Capital Corp. (name change to   Incorporated by
                            Schimatic Technologies, Inc.) filed November 13, 1998               Reference(1)
         3.03         3     Articles of Amendment to Schimatic Technologies, Inc. (name         Incorporated by
                            change to SCHIMATIC Cash Transactions Network.com, Inc.) filed      Reference(2)
                            January 15, 1999
         3.04         3     Bylaws of SCHIMATIC Cash Transactions Network.com, Inc. dated       Incorporated by
                            January 15, 1999                                                    Reference(2)
         3.05         3     Articles of Amendment to Articles of Incorporation of SCHIMATIC     Incorporated by
                            Cash Transactions Network.com, Inc. dated June 30, 1999, filed      Reference(4)
                            June 26, 2000

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

        10.20      10       Memorandum of Understanding between Cardis Enterprises              Incorporated by
                            International B.V. and SCTN, dba Smart Chip Technologies, Inc. as   Reference(4)
                            of August 29, 2000
        10.21      10       Agreement for Independent Contractor Services between SCHIMATIC     Incorporated by
                            Cash Transactions Network.com, Inc. and Transaction Software,       Reference(4)
                            Inc. dated February 14, 2001
        10.22      10       Forbearance Agreement between Quint Star Management, Inc., IC       Incorporated by
                            One, Inc. and Schimatic Cash Transactions Network.com, Inc.         Reference(4)
                            effective as of March 26, 2001



        10.23      10       Memorandum of Understanding among CARDIS Enterprises                Incorporated by
                            International B.V., CIT Canada Inc., Giesecke & Devrient Systems    Reference(4)
                            Canada, Inc., Ingenico, Oasis Technology Ltd., and Schimatic Cash
                            Transactions Network.com, Inc. effective as of April 1, 2001

        10.24      10       Teaming Agreement between Oasis Technology Ltd. and Schimatic       Incorporated by
                            Cash Transactions Network.com, Inc. effective as of April 15, 2001  Reference(4)

        10.25      10       WestPark Capital, Inc. Institutional Private Placement Engagement   Incorporated by
                            Agreement between Smart Chip Technologies, Inc. and WestPark        Reference(4)
                            Capital, Inc. agreed to May 9, 2001
        10.26      10       Agreement for Services between Smart Chip Technologies, LLC, and    Incorporated by
                            HiTech Consulting Group, dated June 26, 2001                        Reference(4)
        10.27      10       Memorandum of Understanding between Schimatic Cash Transactions     Incorporated by
                            Network.com, Inc. and Welcome Real-Time effective July 6th, 2001    Reference(4)

        10.28      10       Letter of Intent re Solstice Alliance from Oasis Technology, Ltd.   Incorporated by
                            to The Bank of Nova Scotia dated July 18, 2001                      Reference(4)
        10.29      10       Sublease between Smart Chip Technologies, LLC and e-dn.com, Inc.    Incorporated by
                            dated September 4, 2001                                             Reference(4)
        10.30      10       Co-Marketing Agreement between Proton World International S.A.      Incorporated by
                            and Smart Chip Technologies, Inc. dated October 19, 2001            Reference(4)
        10.31      10       Partnering Agreement between Giesecke & Devrient GmbH and Smart     Incorporated by
                            Chip Technologies, LLC dated October 23, 2001                       Reference(4)
        10.32      10       Alliance Agreement between Smart Chip Technologies, LLC, and        Incorporated by
                            Consumer Economic Opportunities, Inc. entered November 7, 2001      Reference(4)
        10.33      10       Technical Services Agreement dated November 12, 2001, between       Incorporated by
                            Smart Chip Technologies, LLC and RTS Networks Group PLC             Reference(4)
        10.34      10       Amended Agreement for Independent Contractor Services between CIT   Incorporated by
                            Canada Inc. and Schimatic Cash Transactions Network.com, Inc.       Reference(4)
                            dated November 15, 2001
        10.35      10       Letter of Termination of eExpo Marketing Agreement dated April 4,   Incorporated by
                            2000                                                                Reference(4)


        10.36      10       Letter of Intent dated August 21, 2000, from Smart Chip             Incorporated by
                            Technologies to Oasis Technology, Ltd.                              Reference(4)

     Item 21.               Subsidiaries of the Registrant
-------------- ------------ ------------------------------------------------------------------- -------------------
        21.01      21       Schedule of subsidiaries                                            Incorporated by
                                                                                                Reference(1)


(1) Incorporated by reference from Amendment No. 3 to Form 10-SB/A filed on September 10, 2001.
(2) Incorporated by reference from Amendment No. 2 to Form 10-SB/A filed on April 13, 2000.
(3) Incorporated by reference from Form 10-KSB for year ended December 31, 2000, filed October 15, 2001.
(4) Incorporated by reference from Amendment No. 5 to Form 10-SB/A filed on February 14, 2002.

         (b) Reports on Form 8-K: We did not file any reports on Form 8-K for the quarter ended December 31, 2000.



                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this amended report has been signed below on the registrant and in the capacities and on the dates indicated.

                                   SCHIMATIC Cash Transactions Network.com, Inc.


Dated:  March 5, 2002          By  /s/James A. Williams
                                      ------------------------------------------
                                      James A. Williams, President

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

Independent Auditors' Report                                       F-2

Consolidated Balance Sheet                                         F-3

Consolidated Statements of Operations                              F-4

Consolidated Statement of Changes in Shareholders'Deficit    F-5 - F-6

Consolidated Statements of Cash Flows                              F-7

Notes to Consolidated Financial Statements                  F-8 - F-19

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
Schimatic Cash Transactions Network.com, Inc. and Subsidiary
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Schimatic Cash Transactions Network.com, Inc. and Subsidiary, (A Development Stage Enterprise) as of December 31, 2000, and the related consolidated statements of operations, shareholders' deficit and cash flows for the years ended December 31, 2000 and 1999 and for the period February 27, 1997 (Inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Schimatic Cash Transactions Network.com, Inc. and Subsidiary, (A Development Stage Enterprise) as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and for the period February 27, 1997 (Inception) through December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in the development stage, has incurred net losses since inception and expects to incur net losses for the foreseeable future. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The consolidated financial statements for the year ended December 31, 1999 have been restated (see Note 13).



                                                /s/ Feldman Sherb & Co., P.C.
                                                  ------------------------------
                                                    Feldman Sherb & Co., P.C.
                                                    Certified Public Accountants



August 28, 2001
New York, New York

          SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2000



         ASSETS

CASH                                                       $              5,884
PROPERTY AND EQUIPMENT - at cost, net                                    57,246
PATENTS - at cost, net                                                   34,358
                                                              ------------------
                                                           $             97,488
                                                              ==================


            LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Accounts payable - IBM                               $          1,970,000
      Accounts payable - other                                          896,032
      Accrued wages and payroll taxes                                 1,295,598
      Loans payable - shareholders                                      498,571
                                                              ------------------

        TOTAL CURRENT LIABILITIES                                     4,660,201
                                                              ------------------


CONVERTIBLE NOTES PAYABLE                                               235,000
                                                              ------------------


COMMITMENT AND CONTINGENCIES

SHAREHOLDERS' DEFICIT:
      Common stock, $.001 par value,  200,000,000 shares authorized,
              60,236,723 shares issued and outstanding                   60,237
      Additional paid-in capital                                     38,734,476
      Less: Common stock subscriptions receivable                    (2,300,000)
      Deficit accumulated during the development stage              (41,292,425)
                                                              ------------------

        TOTAL SHAREHOLDERS' DEFICIT                                  (4,797,712)
                                                              ------------------

                                                           $             97,488
                                                              ==================






                 See notes to consolidated financial statements.

          SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                       ( A Development Stage Enterprise )
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                        Cumulative During
                                                                                                      the Development Stage
                                                                   Year Ended December 31,             (February 27, 1997
                                                             ------------------------------------
                                                                  2000                1999            to December 31, 2000)
                                                             ----------------   -----------------   --------------------------
                                                                                (Restated - See
                                                                                    Note 13)

REVENUE                                                    $               -  $                -  $                         -

EXPENSES:
    Research and development                                       3,745,871           1,992,671                   14,904,541
    Selling, general and administrative                            4,301,413           5,360,289                   23,163,747
    Depreciation and amortization                                    130,149              85,811                      301,071
    Loss on impairment of assets                                     675,546                   -                      675,546
    Interest expense                                                 262,996             238,928                      546,310
                                                             ----------------   -----------------   --------------------------
       TOTAL EXPENSES                                              9,115,975           7,677,699                   39,591,215
                                                             ----------------   -----------------   --------------------------

LOSS BEFORE EXTRAORDINARY ITEM                                    (9,115,975)         (7,677,699)                 (39,591,215)

EXTRAORDINARY ITEM - LOSS ON
    EXTINGUISHMENT OF DEBT                                        (1,369,960)           (331,250)                  (1,701,210)
                                                             ----------------   -----------------   --------------------------
NET LOSS                                                   $     (10,485,935) $       (8,008,949) $               (41,292,425)
                                                             ================   =================   ==========================

NET LOSS PER SHARE, BASIC AND DILUTED:
    BEFORE EXTRAORDINARY ITEM                              $           (0.16) $            (0.16)
    EXTRAORDINARY ITEM                                                 (0.02)              (0.01)
                                                             ----------------   -----------------
TOTAL NET LOSS PER SHARE, BASIC AND DILUTED                $           (0.18) $            (0.17)
                                                             ================   =================
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED                             57,724,794          47,549,818
                                                             ================   =================







                 See notes to consolidated financial statements.

          SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                        ( A Development Stage Enterprise)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT

                                                                                     Less:                   Deficit
                                                                                   Common Stock  Plus:     Accumulated
                                                      Common Stock     Additional   Stock       Common      During the    Total
                                                   ------------------  Paid-in    Subscription  Stock      Development Shareholders'
                                                    Shares    Amount   Capital    Receivable   to be Issued   Stage     Deficit
                                                   --------- -------- ----------  ------------ ------------ --------- -------------
BALANCE,  February 26, 1997 (Inception)              7,815,080  $ 7,816 $   (7,816) $        - $        -            -  $         -
  Issuance of common stock for cash:
    at $1.32 per share, March                           35,676       36     46,964           -          -            -       47,000
    at $0.92 per share, April                           10,032       10      9,207           -          -            -        9,217
    at $0.75 per share, June                            28,085       28     20,972           -          -            -       21,000
    at $0.71 per share, July                           452,223      452    322,434           -          -            -      322,886
    at $0.69 per share, August                         695,447      695    477,005           -          -            -      477,700
    at $0.68 per share, September                       42,128       42     28,487           -          -            -       28,529
    at $0.81 per share, November                        32,715       33     26,517           -          -            -       26,550
   Net loss                                                  -        -          -           -          -   (1,231,738)  (1,231,738)
                                                     ---------  -------- ----------  ------------- --------  ---------   -----------
BALANCE, as previously reported,
   December 31, 1997                                79,111,386    9,112    923,770           -          -   (1,231,738)    (298,856)
   Prior period adjustment -
    Reclassification of February 26, 1997
    (Inception), to legal, financial, development
      and administrative services (see Note 13)     (7,815,080)  (7,816)    17,816           -          -          -              -
    Prior period adjustment - IC One's issuance
    of common stock for legal, financial, development
     and administrative services (see Note 13)
     at $1.32 per share, March                             759        1        999           -          -       (1,000)           -
     at $0.92 per share, April                         379,528      380    349,620           -          -     (350,000)           -
     at $0.92 per share, May                        12,870,501   12,871  11,811,512          -          -  (11,824,383)           -
     at $0.71 per share, July                        3,779,301    3,779  2,684,854           -          -   (2,688,633)           -
     at $0.69 per share, August                      1,479,869    1,480  1,012,322           -          -   (1,013,802)           -
     at $0.68 per share, September                     263,471      263    178,162           -          -     (178,425)           -
     at $0.81 per share, November                       74,957       75     61,150           -          -      (61,225)           -
                                                    ---------  -------- ----------  ------------- --------- ----------- -----------
BALANCE,  restated, December, 1997                  20,144,692   20,145  17,030,205          -          -  (17,349,205)    (298,856)
   Issuance of common stock for cash:
     at $2.63 per share, January                        94,882       95    249,905           -          -            -      250,000
     at $0.87 per share, February                      108,469      108     94,342           -          -            -       94,450
     at $0.69 per share, March                         176,131      176    122,094           -          -            -      122,270
     at $0.70 per share, April                         206,944      207    144,026           -          -            -      144,233
     at $0.67 per share, May                           471,374      471    317,029           -          -            -      317,500
     at $2.45 per share, June                           26,567       27     64,973           -          -            -       65,000
     at $1.24 per share, July                           19,356       19     23,981           -          -            -       24,000
     at $2.63 per share, August                          1,898        2      4,998           -          -            -        5,000
     at $0.68 per share, September                     284,393      284    194,383           -          -            -      194,667
     at $0.66 per share, October                        68,315       68     44,932           -          -            -       45,000
     at $0.65 per share, November                      523,935      524    338,874           -          -            -      339,398
     at $0.66 per share, December                       37,953       38     24,962           -          -            -       25,000
   Net loss                                                  -        -          -           -          -   (3,061,513)  (3,061,513)
                                                     ---------  -------- ---------- ------------- --------- -----------  -----------
BALANCE, as previously reported, December 31, 1998  22,164,909   22,165  18,654,703          -          -  (20,410,718)  (1,733,851)
   Prior period adjustment
    - IC One's issuance of common stock for
      notes at $0.69 per share, July (see Note 13)   1,897,639    1,898   1,298,102 (1,300,000)                      -            -
   Prior period adjustment
    - IC One's accrual for taxes payable                                               (19,865)   (19,865)
   Prior period adjustment
    - IC One's issuance of common stock for
      legal, financial, development
       and administrative services (see Note 13)
     at $0.69 per share, March                           3,795        4      2,631           -          -       (2,635)          -
     at $0.70 per share, April                          67,708       68     47,122           -          -      (47,190)          -
     at $0.67 per share, May                           340,057      340    228,710           -          -     (229,050)          -
     at $2.45 per share, June                          379,528      380    928,191           -          -     (928,571)          -
     at $1.24 per share, July                          815,985      816  1,010,949           -          -   (1,011,765)          -
     at $0.68 per share, September                     152,388      152    104,158           -          -     (104,310)          -
     at $0.66 per share, October                        15,181       15      9,985           -          -      (10,000)          -
     at $0.65 per share, November                       51,616       52     33,384           -          -      (33,436)          -
                                                     ---------  -------- ---------- ------------- ---------- ----------  -----------
BALANCE, restated, December 31, 1998
 and total carried forward                           25,888,80  $25,889 $22,317,936 $(1,300,000)  $     -   (22,797,540)$(1,753,716)
                                                     ---------  -------- ---------- ------------- ---------- ----------  -----------

                 See notes to consolidated financial statements.

      SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
         ( A Development Stage Enterprise)
      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                                                                                     Less:                   Deficit
                                                                                   Common Stock  Plus:     Accumulated
                                                      Common Stock     Additional   Stock       Common      During the    Total
                                                   ------------------   Paid-in   Subscription  Stock      Development Shareholders'
                                                    Shares    Amount    Capital    Receivable  to be Issued   Stage     Deficit
                                                   --------- -------- ----------  ------------ ------------ --------- -------------
BALANCE, as restated, December 31, 1998
 and total brought forward                         25,888,806 $ 25,889 $22,317,936 $(1,300,000) $       -  (22,797,540)$ (1,753,716)
   Issuance of common stock in exchange            19,758,778   19,758     776,355           -                       -      796,113
   Issuance of common stock for cash:
     at $0.66 per share, January                      713,512      714     469,286           -           -           -      470,000
     at $0.68 per share, February                     129,799      130      87,870           -           -           -       88,000
     at $0.66 per share, March                        151,811      152      99,848           -           -           -      100,000
     at $0.68 per share, April                        179,137      179     120,821           -           -           -      121,000
     at $0.66 per share, May                           38,712       39      25,461           -           -           -       25,500
     at $0.23 per share, July                       1,009,905    1,010     232,874           -           -           -      233,884
     at $0.66 per share, September                    325,557      326     214,123           -           -           -      214,449
   Issuance of common stock for:
     IBM Debt  at $3.29 per share, September          700,000      700   2,299,300           -           -           -    2,300,000
     Computer services at $2.34 per share, September   11,357       11      26,572           -           -           -       26,583
     Shareholder's loan at $2.75 per share, November  175,000      175     481,075           -           -           -      481,250
     Investment in real estate joint venture at
        $1.00 per share, December                     420,000      420     419,580           -           -           -      420,000
   Net loss                                                 -        -           -           -           -  (5,534,675   (5,534,675)
                                                    --------- --------- ---------- ------------  ---------- ----------   -----------
BALANCE, as previously reported,
 December 31, 1999                                 49,502,374   49,502  27,571,102  (1,300,000)          - (28,332,215   (2,011,612)
  Prior period adjustments - IC One (see Note 13):
   Reclassification of issuance of common stock in
    exchange to legal, financial, development and
     administrativive services                     (1,160,986)  (1,161)      1,161           -           -           -            -
   Common stock to be issued at $0.54 per
     share, December                                        -        -           -           -     114,000    (114,000)           -
   Issuance of common stock for notes at $1.32
     per share, July                                  759,056      759     999,241  (1,000,000)          -           -            -
   Issuance of common stock for software at $0.66
     per share, August                                174,583      175     114,825           -           -           -      115,000
   IBM Debt at $3.29 per share, September            (700,000)    (700) (2,299,300)          -           -   1,533,333     (766,667)
  Prior period adjustment - IC One's issuance of
   common stock for legal, financial, development
    and  administrative services (see Note 13):
     at $0.68 per share, February                   1,968,326    1,968   1,332,506           -           -  (1,334,474)           -
     at $0.68 per share, April                      1,913,579    1,914   1,290,633           -           -  (1,292,547)           -
     at $0.66 per share, May                          57,157        57      37,593           -           -     (37,650)           -
     at $0.66 per share, September                  1,500,860    1,501     986,242           -           -    (987,743)           -
  Prior period adjustment
   - IC One's accrual for taxes payable                   -          -           -           -           -    (125,393)    (125,393)
  Prior period adjustment
   - IC One's accrual for directors' fees                 -          -           -           -           -    (115,800)    (115,800)
                                                    --------- --------- ---------- ------------  ---------- ----------   -----------
BALANCE, restated, December 31, 1999                54,014,949  54,014  30,034,004  (2,300,000)    114,000 (30,806,489   (2,904,472)
   Issuance of common stock for cash :
     at $0.60 and $1.00 per share, January           120,733       121      82,320           -           -           -       82,441
     at $0.60 and $1.00 per share, February          653,466       653     399,427           -           -           -      400,080
     at $0.60 and $1.00 per share, March             508,567       509     413,392           -           -           -      413,901
     at $0.60 and $1.00 per share, April             512,081       512     355,138           -           -           -      355,650
     at $0.60 per share, May                         475,834       476     285,024           -           -           -      285,500
     at $0.21 and $0.60 per share, June              761,667       762     132,838           -           -           -      133,600
     at $0.60 per share, July                        160,000       160      95,840           -           -           -       96,000
     at $0.60 per share, August                      108,667       109      65,091           -           -           -       65,200
     at $0.40 per share, September                   110,062       110      43,915           -           -           -       44,025
     at $0.40 per share, October                      25,000        25       9,975           -           -           -       10,000
     at $0.40 per share, November                    100,000       100      39,900           -           -           -       40,000
   Issuance of common stock for cash
    received in 1999 at $0.54 per share,January      211,669       212     113,788           -    (114,000)          -            -
   Issuance of common stock for debt and interest:
      at $1.50 per share, April                    1,122,918     1,123   1,683,254           -           -           -    1,684,377
     at $0.60 per share, October                       2,632         3       1,576           -           -           -        1,579
     at $0.43 per share, November                     55,814        56      23,944           -           -           -       24,000
     at $0.40 per share, December                     77,083        77      30,756           -           -           -       30,833
   Issuance of common stock for financial
    and development services:
     at $2.66 per share, February                     22,768        23      60,449           -           -           -       60,472
     at $2.50 per share, March                       139,988       140     349,830           -           -           -      349,970
     at $1.97 per share, April                        28,527        29      56,066           -           -           -       56,095
     at $1.43 per share, May                           3,000         3       4,287           -           -           -        4,290
     at $1.94 per share, June                         90,700        91     175,485           -           -           -      175,576
     at $1.42 per share, July                         28,640        29      40,642           -           -           -       40,671
     at $0.98 per share, August                       16,114        16      15,842           -           -           -       15,858
     at $0.66 per share, September                    40,067        40      26,398           -           -           -       26,438
     at $0.64 per share, October                      58,397        58      37,278           -           -           -       37,336
     at $0.40 per share, November                     21,155        21       8,441           -           -           -        8,462
   Issuance of common stock for legal services
     at $0.35 share, Novembe                         500,000       500     174,500           -           -           -      175,000
   Issuance of common stock for investment in
    real estate joint venture:
     at $2.00 per share, March                        28,432        28      56,836           -           -           -       56,864
     at $0.33 per share, October                     101,975       102      33,550           -           -           -       33,652
   Issuance of common stock to IC One
     shareholders, January                           119,905       120        (120)          -           -           -            -
   Cancellation of shares of common stock issued in
     exchange, January                              (286,267)     (286)        286           -           -           -            -
   Issuance of common stock for equipment at $1.00
     per share, January                                8,000         8       7,992           -           -           -        8,000
   Issuance of common stock to settle CardOne
     potential claims at $1.05 per share, August     294,180       294     308,595           -           -           -      308,889
   Stock option compensation
     January                                               -         -      29,588           -           -           -       29,588
     February                                              -         -      29,588           -           -           -       29,588
     March                                                 -         -      29,588           -           -           -       29,588
     April                                                 -         -     407,476           -           -           -      407,476
     May                                                   -         -     815,726           -           -           -      815,726
     June                                                  -         -     109,334           -           -           -      109,334
     July                                                  -         -     109,335           -           -           -      109,335
     August                                                -         -     109,335           -           -           -      109,335
     September                                             -         -   1,599,960           -           -           -    1,599,960
     October                                               -         -     109,335           -           -           -      109,335
     November                                              -         -     109,335           -           -           -      109,335
     December                                              -         -     109,335           -           -           -      109,335
   Net loss                                                -         -           -           -           - (10,485,935) (10,485,935)
                                                    --------- --------- ---------- ------------  ---------- ----------   -----------
BALANCE,  December  31, 2000                        60,236,723$ 60,237 $38,734,476 $(2,300,000) $        -$(41,292,425) $(4,797,712)
                                                    ========= ========= ========== ============= ========= ============ ============

                 See notes to consolidated financial statements.

                 SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                     ( A Development Stage Enterprise)
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                           Cumulative During
                                                                           Year Ended December 31,       the Development Stage
                                                                       --------------------------------   (February 27, 1997
                                                                           2000              1999        to December 31, 2000)
                                                                       --------------   ---------------  -----------------------
                                                                                        (Restated - See
                                                                                           Note 13)
        CASH FLOWS FROM OPERATING ACTIVITIES:
           Net loss                                                  $   (10,485,935) $     (8,008,949)$            (41,292,425)
           Adjustments to reconcile net loss to net cash
             used in operating activities:
               Depreciation and amortization                                 130,149            85,811                  301,071
               Stock option compensation                                   3,567,935                 -                3,567,935
               Common stock issued for services                              950,167         3,792,997               23,555,667
               Common stock issued for interest expense                      120,829                 -                  120,829
               Common stock issued to settle CardOne claim                   308,889                 -                  308,889
               Loss on extinguishment of debt                              1,369,960           331,250                1,701,210
               Loss on impairment of assets                                  675,546                 -                  675,546
           Changes in current assets and liabilities:
             Other assets                                                          -            30,018                   30,018
             Accounts payable and accrued expenses                         1,208,924         2,139,565                4,629,476
                                                                       --------------   ---------------  -----------------------
        NET CASH USED IN OPERATING ACTIVITIES                             (2,153,536)       (1,629,308)              (6,401,784)
                                                                       --------------   ---------------  -----------------------
        CASH FLOWS FROM INVESTING ACTIVITIES:
             Acquisition of property and equipment                            (4,711)          (48,290)                (347,349)
             Acquisition of patents                                                -           (15,079)                 (46,854)
             Investment in real estate joint venture                         (36,515)                -                  (36,515)
                                                                       --------------   ---------------  -----------------------
        CASH USED IN INVESTING ACTIVITIES                                    (41,226)          (63,369)                (430,718)
                                                                       --------------   ---------------  -----------------------

        CASH FLOWS FROM FINANCING ACTIVITIES:
             Proceeds from loans payable - shareholders                       33,246           290,009                  498,571
             Proceeds from  notes payable                                    235,000           125,000                  610,000
             Sales of common stock                                         1,926,397         1,252,833                5,729,815
                                                                       --------------   ---------------  -----------------------
        CASH PROVIDED BY FINANCING ACTIVITIES                              2,194,643         1,667,842                6,838,386
                                                                       --------------   ---------------  -----------------------
        NET (DECREASE) INCREASE IN CASH                                         (119)          (24,835)                   5,884

        CASH AT BEGINNING OF PERIOD                                            6,002            30,837                        -
                                                                       --------------   ---------------  -----------------------
        CASH AT END OF YEAR                                          $         5,884  $          6,002 $                  5,884
                                                                       ==============   ===============  =======================

              SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

           CASH PAID DURING THE YEAR FOR:
                 Interest                                            $             -  $              - $                      -
                                                                       ==============   ===============  =======================
                 Income taxes                                        $             -  $              - $                      -
                                                                       ==============   ===============  =======================
           NON-CASH FLOW FINANCING AND INVESTING ACTIVITIES:
                 Issuance of common stock for debt                   $       250,000  $              - $                250,000
                                                                       ==============   ===============  =======================

                 Issuance of common stock for investment in
                       real estate joint venture                     $        90,516  $        420,000 $                510,516
                                                                       ==============   ===============  =======================
                 Issuance of common stock for equipment              $         8,000  $              - $                  8,000
                                                                       ==============   ===============  =======================
                 Issuance of common stock for IC One, Inc.           $           120  $         34,809 $                 34,929

                                                                       ==============   ===============  =======================
                 Issuance of common stock for shareholder's loan     $             -  $        150,000 $                150,000
                                                                       ==============   ===============  =======================
                 Issuance of common stock for software               $             -  $        115,000 $                115,000
                                                                       ==============   ===============  =======================
                 Issuance of common stock for notes receivable       $             -  $      1,000,000 $              2,300,000
                                                                       ==============   ===============  =======================

                 See notes to consolidated financial statements.


          SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   THE COMPANY

     Schimatic Cash Transactions Network.com, Inc. (the Company) is in the business of research, development and integration of proprietary processes and software technologies for the electronic payment industry, primarily involving consumer loyalty programs.


     The Company was incorporated in Florida as Apple Tree Capital Corp. in October 1996 and remained inactive until November 1998 when it acquired Schimatic Technologies, Inc. and R & D Technology Inc., following which it changed its name to Schimatic Cash Transactions Network.com, Inc. In 1999, the Company entered into a reverse acquisition with IC One, which was organized on February 27, 1997 (Inception).

     In September 1999, the Company acquired all of the outstanding shares of IC One, Inc. (IC One) in exchange for 34,809,443 shares of its common stock. The exchange has been accounted for, as a reverse acquisition, under the purchase method of accounting, since the former shareholders and members of the IC One owned a majority of the outstanding common stock of the Company after the acquisition. Accordingly, the combination of IC One and the Company is recorded as a recapitalization of IC One, pursuant to which IC One is treated, as the continuing entity for accounting purposes and the historical financial statements presented is those of IC One. Pro-forma information has not been presented since the transaction was deemed a capital stock transaction rather than a business combination.

     Included in the total number of shares issued in this exchange were 1,296,306, 2,020,217, and 2,548,433 shares of common stock that was presented in the statement of shareholders' deficit as common stock issued for cash in 1997, 1998 and 1999, respectively. In addition, included in this total number of shares issued in the exchange were 18,848,386, 3,723,897, and 6,372,204 shares of common stock that was also presented in the statement of shareholders' deficit as common stock issued for services, rights to software and common stock subscriptions receivable in 1997, 1998 and 1999, respectively. Therefore, the total of 34,809,443 shares of common stock in the exchange were presented separately and, as a result, no shares of common stock were presented in the balance at February 27, 1997 (Inception) after accounting for the prior period adjustments (see Note
     13). Further, these transactions were completed by IC One prior to the date of the reverse acquisition and presented separately in order to provide the historical activity of IC One. Further, during January 2000, the number of shares of common stock originally issued in the exchange of 34,809,443 increased by 119,905 to 34,929,348 in order to provide shares to those IC One shareholders that had not received stock in the Company.

     In recording the reverse acquisition, the nominal net monetary liabilities of the legal acquirer, Schimatic Cash Transactions Network.com, were recorded at their net carrying value and consolidated with the net liabilities of the accounting acquirer, IC One. Therefore, the accumulated deficit of the legal acquirer was adjusted to additional paid in capital, while the common stock issued and outstanding continues to be classified as common stock. Further, in order to properly present the historical financial statements of IC one, the 18,597,792 shares of common stock issued by the legal acquirer prior to the date of the reverse acquisition has been presented as issuance of common stock in exchange in the statement of shareholders' deficit. The 18,597,792 shares of common stock issued by the legal acquirer are after accounting for the prior period adjustment of 1,160,986 (see Note 13). In addition, in January 2000, 286,267 shares of common stock issued in the exchange were returned and canceled, resulting in an adjusted issuance of common stock in exchange of 18,311,525 shares.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

    Basis of Presentation - The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise and has incurred net losses of $41,292,425 since inception. Additionally, the Company had a net working capital deficiency of $4,562,713 at December 31, 2000. The Company has experienced cash shortages and inability to pay its obligations from time to time in 2000. Of the approximately $4,660,000 of current liabilities, approximately $4,161,000 is past due. These amounts include approximately $1,970,000 payable to IBM and $848,000 of accrued wages owed to officers and employees of the Company. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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


    Subsequent to December 31, 2000, the aforementioned officers agreed to accept stock options as payment for approximately $919,000 in accrued wages (including $848,000 at December 31, 2000) (see Note 16). In July 2001, IBM agreed to forgive $770,000 and accept a repayment schedule for the balance due of $1,200,000 (See Note 16).

    Approximately $1,343,000 of current liabilities reflected at December 31, 2000 is substantially past due and is not subject to any formal forbearance agreement or repayment schedule. All of these amounts are liabilities of IC One, Inc. In the event demands are made upon the Company or IC One which cannot be met and the associated creditors successfully pursue action against the Company or IC One, Inc., the Company could be exposed to additional costs of legal fees, interest or penalties, and may be forced to take other defensive actions, including filing for bankruptcy.

    The Company has been able to finance its operations by raising capital through the private placement of common stock and convertible debt. During the year ended December 31, 2000, the Company raised $1,926,397 from the sale of common stock, issued common stock for services of $950,167 and for debt and interest of $386,500 (see Note 9).

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

    Software Development Costs - In accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, software development costs are expensed as incurred until technology feasibility has been established. The Company defines the establishment of technological feasibility as the completion of all planning, designing, coding and testing activities that are necessary to establish products that meet design specifications including functions, features and technical requirements. As of December 31, 2000, the Company had not established technological feasibility.

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


    Intangible Assets - Intangible assets include the legal costs of developing and acquiring patents as well as those patents with patent pending status. These patents include a loyalty patent, which covers a process or method of storing credits and incentives on a portable device, such as smart cards, cellular telephones or personal data assistants. This portable device interacts with point-of-sale terminals, satellite receivers, automated teller machines, and smart-card readers connected to personal computers in order to calculate the amount of units to be credited or redeemed toward future transactions. These patents expire in various periods from September 2012 through November 2014 and are amortized ratably over fourteen years. Amortization expense charged to operations in 2000 and 1999 was $6,000.


    Stock - Based Compensation - The Company accounts for all transactions under which employees, officers and directors receive shares of stock in the Company in accordance with the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. In accordance with Statement of Financial Accounting Standards No. 123 (SFAS 123), Accounting for Stock-Based Compensation, the Company adopted the pro forma disclosure requirements of SFAS 123. Accordingly, no compensation has been recognized in the results of operations for the employees, officers and directors stock option plan other than for options granted at exercise prices below the market price or to non-employees for services.

    Income Taxes - The Company follows Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

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

    Comprehensive Income - Statement of Financial Accounting Standard No. 130, Reporting Comprehensive Income, establishes standards for reporting and displaying comprehensive income, comprising net income and other non-owner changes in equity, in the financial statements. For all periods presented, comprehensive income was the same as net income.

    Segment Information - Statement of Financial Accounting Standard No. 131, Disclosure About Segments of an Enterprise and Related Information, defines operating segments as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Based on the way it organizes its business for making operating decisions and assessing performance, the Company has determined that it has a single reportable operating segment.

    Reclassifications - Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.

    Recent Accounting Pronouncements - The Company will adopt Statement of Financial Accounting Standard No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities as amended by SFAS No. 137 and SFAS No.138 on January 1, 2001. SFAS No. 133 requires all derivative financial instruments and certain embedded derivatives to be recorded at fair value. To the extent that the special hedge accounting criteria are met, changes in fair value are either recognized periodically in earnings or other comprehensive income, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The Company does not expect the adoption of SFAS No. 133 as amended by SFAS No. 137 and SFAS No. 138 to have a material impact on the financial statements.

    In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, Revenue Recognition (SAB 101), which is effective for the Company on January 1, 2000. SAB 101 will have no impact on the Company's financial statements.

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141 Business Combinations and SFAS No. 142 Goodwill and Intangible Assets (SFAS No. 142). SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method of accounting and prohibits the use of the pooling-of-interests method for such transactions. SFAS No. 142 applies to all goodwill and intangible assets acquired in a business combination. Under the new standard, all goodwill, including goodwill acquired before initial application of the standard, should not be amortized but should be tested for impairment at least annually at the reporting level, as defined in the standard. Intangible assets other than goodwill should be amortized over their useful lives and reviewed for impairment in accordance with SFAS no.
    121. The new standard is effective for fiscal years beginning after December 15, 2001. The Company must adopt this standard on January 1, 2002.

3.       CONCENTRATION OF CREDIT RISK

The Company maintains cash balances at several banks. The Federal Deposit Insurance Corporation up to $100,000 insures accounts at each institution.


4.       PROPERTY AND EQUIPMENT

At December 31, property and equipment consists of:

                                                                      2000
                                                                 -------------
Office equipment                                              $        228,564
Furniture and fixtures                                                  77,108
                                                                 -------------
                                                                       305,672
Less: Accumulated depreciation and amortization                       (248,426)
                                                                 -------------
                                                              $         57,246
                                                                 =============

5.       INTANGIBLE ASSET

At December 31, intangible asset consists of:

                                             Useful Life              2000
                                            -----------------    -------------
Patents                                       14 years          $        46,854
Less: Accumulated amortization                                          (12,496)
                                                                 -------------
                                                                $        34,358
                                                                 =============

6.       LOANS PAYABLE - SHAREHOLDERS

Loans payable to officers are non-interest bearing advances made on behalf of the Company that are unsecured and payable on demand.

7.       CONVERTIBLE NOTES PAYABLE


At December 31, 2000, convertible notes payable of $235,000 bear interest at rates ranging from 10 to 20% per month, which is payable in common stock at a conversion price of either $0.40 or the traded market price on the tenth of each month. The Company has the option to repay the notes or convert them into common stock based on the conversion prices stated above. In addition, the holder can only elect to convert the notes to common stock based on the above stated conversion prices.

8.       INCOME TAXES

At December 31, 2000, the Company has available unused net operating loss carryovers of approximately $41,292,000 that may be applied against future taxable income and expire at various dates through 2020. The Company has a deferred tax asset arising from such net operating loss deductions and has recorded a valuation allowance for the full amount of such deferred tax asset since the likelihood of realization of the tax benefits cannot be determined.

                                                                 2000
                                                            ----------------
Deferred tax asset:
    Net operating loss carryfoward                               16,517,000
    Valuation allowance                                        (16,517,000)
                                                            ----------------
Net deferred tax asset                                                    -
                                                            ================

A reconciliation of the statutory federal income tax benefit to actual tax benefit is as follows:

                                                    2000              1999
                                               -------------     -------------
Statutory federal income tax benefit          $     4,194,000   $     3,204,000
Income tax benefit not utilized                    (4,194,000)       (3,204,000)
                                               -------------     -------------
Actual tax benefit                            $       -         $       -
                                               =============     =============

9.       SHAREHOLDERS' DEFICIENCY

The Company has valued common stock issued for services, prior to the date of the reverse acquisition, based on the common stock sold for cash (see Note 13). After the date of the reverse acquisition, issuances of common stock for goods and services were valued based on the traded market price on the date of issuance. The Company has considered the traded market price on the date of issuance as a more reliable measure than the value of goods or services received.

During 2000, the Company issued a total of 3,536,077 shares of restricted common stock for $1,926,397. Included in this total are 416,617 shares of common stock issued to Canopy Group, Inc. ("Canopy") for $250,000 (see Note 14).

During 2000, the Company issued 1,258,447 shares of common stock with a market value of $1,740,789 for debt and payment of interest of $386,500. Included in this total is 1,122,918 shares of common stock issued in April 2000, which was valued at $1,684,377 to settle an agreement with Canopy (see Note 14). The excess of market value over the debt of $1,369,960 was recorded as an extraordinary loss. In addition, during October through December 2000, the Company issued 135,529 shares of common stock valued at $56,412 as payment for interest due on convertible notes (see Note 7).

In January 2000, the Company issued 211,669 shares of common stock for $114,000 received in 1999 for common stock to be issued.

During 2000, the Company issued 949,356 shares of common stock valued at $950,167 for services which was recorded as consulting fees except for 500,000 shares of common stock valued at $175,000 to attorneys which was recorded as legal and settlement fees (see Note 14).

In January 2000, the Company issued 8,000 shares of common stock valued at $8,000 for office equipment.

In 1999, the Company issued 2,548,433 share of restricted common stock for $1,252,833.

In November 1999, the Company issued 175,000 shares of common stock with a market value of $481,250 to repay a loan of $150,000 received from a minority shareholder prior to the reverse acquisition (see Note 1). The excess of market value over the debt of $331,250 was recorded as an extraordinary loss.

In September 1999, the Company issued 11,357 shares of common stock valued at $26,583 for services and was recorded to consulting fees.

10.      STOCK OPTION PLAN

On December 8, 1999, the Company adopted the 1999 Employee Stock Option Plan (the "Plan"). The Board of Directors administers the Plan. Under the Plan, the Company may grant stock options, which may be incentive stock options ("ISO") as defined in the Internal Revenue Code, and stock awards or options which do not qualify as ISO's to employees and officers. All employees of the Company are eligible to participate in the Plan. During 1999, the Company did not grant any shares under the Plan.

Prior to the IC One reverse acquisition, the Company's chairman and chief executive officer, was granted options in November 1998 to purchase 6,778,000 post reverse acquisition shares of the Company's common stock. In addition, the options were fully vested on the date of grant. The Board of Directors ratified the original agreement, dated November 1, 1998 on November 11, 1999. The options are exercisable at $0.1475 per share, which was the traded market price on the date of grant, and expire on November 30, 2002 (see Note 16).

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

The Company's pro forma loss and net loss per share would have been as follows:


                                                                             2000                1999
                                                                        ---------------    -----------------
Net loss applicable to common shares - as reported                  $      (10,485,935) $       (8,008,949)
Net loss applicable to common shares- pro forma                     $      (11,389,546) $       (8,008,949)
Net loss per common share - as reported                             $            (0.16) $            (0.15)
Net loss per common share - pro forma                               $            (0.17) $            (0.15)


The following table summarizes the Company's stock option activity:

                                      Stock Options
                          --------------------------------------
                                    Weighted
                                 Shares              Average
                                 Exercise Price
                             ---------------     ----------------
Outstanding at
January 1, 1999                   6,778,000                 0.15
  Granted                                 -                    -
  Exercised                               -                    -
  Cancelled                               -                    -
                             ---------------     ----------------
Outstanding at
December 31, 1999                 6,778,000                 0.15
  Granted                        13,298,333                 0.49
  Exercised                               -                    -
  Cancelled                               -                    -
                             ---------------     ----------------
Outstanding at
December 31, 2000                20,076,333                 0.37
                             ===============     ================

The following table summarizes the Company's stock options outstanding and exercisable at December 31, 2000:

                                    Options Outstanding                              Options Exercisable
                  ---------------------------------------------------------    ---------------------------------
                                          Weighted Average       Weighted                             Weighted
    Range of              Number              Remaining           Average            Number            Average
Exercise Prices      Outstanding (In      Contractual life       Exercise         Exercisable         Exercise
                        Thousands)           (In Years)            Price         (In Thousands)         Price
-----------------    -----------------    ------------------    ------------    -----------------    ------------
     $0.00-$0.15                6,778           1.92               $0.15                   6,778        $0.15
     $0.48-$0.49               12,774           9.56               $0.48                   2,725        $0.48
     $0.64-$0.80                  524           9.51               $0.65                     185        $0.66
                     -----------------                                          -----------------
                               20,076                                                      9,688
                     =================                                          =================

11.      OUTSIDE RESEARCH AND DEVELOPMENT SERVICES

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

12.      INVESTMENT IN REAL ESTATE JOINT VENTURE


On December 30, 1999, the Company issued 420,000 shares of restricted common stock valued at $420,000 for a thirty-four percent interest in a real estate joint venture, which acquired land and a three-story office building in Salt Lake City, Utah.

The Company's interest in the joint venture during 2000 resulted in other income of $13,515. During 2000, the Company issued 130,407 shares of common stock valued at $90,516 and made an additional investment of $36,515 to pay for services related to the remodeling of the office building. In March 2001, the Company sold their thirty-four percent interest in the real estate joint venture and as a result has recorded a loss on impairment of investment in joint venture of $560,546 at December 31, 2000 (see Note 16).

The investment has been accounted for in accordance with the equity method of accounting and the common stock issued has been valued based on the traded market price on the date of issuance. The traded market price was used to value the common stock, as it was determined to be a more reliable measure than the value of the goods or services received.

13.      PRIOR PERIOD ADJUSTMENTS

During 2000, the Company identified certain transactions that should have been recorded by IC One prior to September 1999, the date of the reverse acquisition (see Note 1). IC One had issued common stock for certain legal, financial, development and administrative services, which were valued at $22,136,838, issued common stock for notes receivable of $2,300,000 and the rights to software valued at $115,000. In addition, in 1999 IC One had received $114,000 for common stock to be issued and had incorrectly recorded the amount as a reduction in operating expenses. In 1997, the Company had incorrectly included 7,815,080 shares of common stock as outstanding from February 26, 1997 (Inception) and included 1,160,986 shares in issuance of common stock in exchange in 1999. The common stock issued for services and software in 1999, 1998 and 1997 was valued based on the common stock sold for cash in 1999, 1998 and 1997 as this was a more reliable measure than the value of the goods or services received. Since IC One is treated, as the continuing entity for reverse acquisition accounting purposes and the historical financial statements presented are those of IC One, the Company has recorded prior period adjustments for the years ended December 31, 1999, 1998 and 1997. Therefore, the Company has recorded an adjustment to common stock, additional paid-in capital and accumulated deficit for the services performed in 1999, 1998 and 1997. In 1999, the adjustment totaled $3,652,414, which included the 1,160,986 shares of common stock reclassified from issuance of common stock in exchange in 1999. In 1998 the adjustment totaled $2,366,957 and in 1997 the adjustment totaled $16,117,467, which included the 7,815,080 shares of common stock reclassified from February 26, 1997 (Inception). Further, in 1999 and 1998 the Company has recorded a prior period adjustment for accrual of taxes payable of $125,393 and $19,865, respectively, and in 1999 recorded an accrual for directors' fees of $115,800. In addition, in 1999 and 1998, IC One recorded adjustments for the issuance of common stock for notes receivable and in 1999 recorded an adjustment for the purchase of software including the common stock to be issued. In 2000, the Company issued 211,669 shares of common stock for cash received in 1999 for common stock to be issued and determined that there is no future recoverability of the software and has recorded a loss on impairment of $115,000.

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

The prior period adjustments for IC One and IBM for the year ended December 31, 1999, have been reflected in the Company's statement of operations as follows:

                                                                                         As Previously
                                                                As Restated                 Reported
                                                           ----------------------    -----------------------
Revenue                                                $                       -  $                       -
Expenses                                                               7,677,699                  5,203,425
                                                           ----------------------    -----------------------
Loss before extraordinary item                                       (7,677,699)                (5,203,425)
Extraordinary item                                                     (331,250)                  (331,250)
                                                           ----------------------    -----------------------
Net loss                                               $             (8,008,949)  $             (5,534,675)
                                                           ======================    =======================

Net loss per share, basic and diluted:
    Before extraordinary item                          $                  (0.16)  $                  (0.15)
    Extraordinary item                                                    (0.01)                     (0.01)
                                                           ----------------------    -----------------------
Total Net loss per share, basic and diluted            $                  (0.17)  $                  (0.16)
                                                           ======================    =======================

Weighted    average    number   of   common    shares
    outstanding, basic and diluted                                    47,549,818                 33,966,498
                                                           ======================    =======================

14.      LITIGATION AND SETTLEMENT OF CLAIMS

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

On April 13, 2000, the third judicial court of Salt Lake City County, State of Utah (the Court) entered a judgement against the Company. The judgement related to a claim for enforcement of a defaulted note agreement with the Canopy Group, Inc. (the Canopy) pursuant to which Canopy lent to the Company $250,000 under an interest-bearing note. On May 31, 2000, the Court entered a satisfaction of judgement based on a settlement agreement reached between the Company and Canopy. The settlement agreement called for the Company to pay the full amount of principal and interest due under the note by the issuance of its common stock. Under the settlement agreement the Company issued 1,122,918 shares of its common stock in full settlement of $314,417 owed to Canopy (see Note 9). Also in connection with the settlement agreement, Canopy invested an additional $250,000 in exchange for 416,617 shares of common stock.


In March 2000, the Company entered into agreements with attorneys to obtain certain legal services. These agreements required the Company to issue certain securities and pay specified compensation and other amounts. Such attorneys left the Company in July 2000, and the Company took the position that no securities or payments in cash were due to the attorneys. On November 15, 2000, the Company agreed to issue 500,000 shares of common stock to the attorneys as settlement and recorded $175,000 in legal and settlement fees.

In September 1999, IC One recognized that persons with claims against or interest in either CardOne Development or CardOne Corporation might assert claims against IC One as a result of IC One's acquisition from CardOne Development of intellectual property rights that had been licensed to CardOne Corporation. CardOne Development and CardOne Corporation were both organized by affiliates of IC One. Subsequently a founder, officer and director of CardOne Corporation, together with an associate (collectively, the "CardOne Executives") advised that they sought to protect the interest of persons having a claim against or interest in CardOne Corporation. In October and December 2000, after evaluating the position of the CardOne Executives, the Company entered into an agreement to employ the CardOne Executives as well as entered into a covenant not to sue. In addition, the CardOne Executives agreed to assist the Company in resolving any potential claims that might be asserted against the Company by persons known to having a claim against or interest in CardOne Corporation. In August 2000, the Company issued a total of 294,180 shares of common stock in consideration of waiver and release from persons known to have had potential claims against IC One in 1999. The Company has valued the common stock based on the traded market price on the date of issuance and recorded $308,889 of legal and settlement fees. In 2001, with the help of the CardOne Executives the Company resolved the remaining potential claims (see Note 16).

In August 1999, the Company was a defendant in a lawsuit filed by a landlord seeking payment for past due rent under a lease agreement. In this case, the Company is seeking to negotiate a settlement or forbearance agreement (see Note
16).

15.      LEASE COMMITMENT

The Company leases office space under an operating lease expiring in 2001. In addition, the Company had, at December 31, 2000, a 34% interest in the real estate joint venture that leases the office space to the Company. The lease agreement requires annual lease payments of approximately $79,000 (see Notes 12 and 16).

Total rent expense charged to operations for the years ended December 31, 2000 and 1999 was $214,979 and $104,639, respectively.

16.      SUBSEQUENT EVENTS

Lease Forbearance Agreement - In March 2001, the Company entered in a forbearance agreement with a landlord for unpaid rent. The agreement requires that the Company make monthly payments of $5,000 per month until the amount of $50,541 plus interest at 24% per annum is paid in full. The forbearance agreement is secured by all the assets of the Company (see Note 14).

Sale of Real Estate Joint Venture Interest - In March 2001, the Company arranged to sell and convey its entire interest in the building and the associated real estate joint venture to a third party. The sale price by the joint venture was $895,000, in addition to $98,925 of forgiven rental expenditures. The Company did not receive any proceeds from the sale and therefore incurred a loss of $560,546 (see Notes 12 and 15).

Agreement with Creditor - Effective June 2001, the Company reached agreement with IBM to reduce the balance of accounts payable to them by $770,000, a 39% reduction to the $1.97 million owed at December 31, 2000. The unpaid obligation stems from services provided to IC One prior to the time of the reverse acquisition (see Note 11).


The agreement also forgives any penalties or interest, which may have accrued, and calls for the return to the Company of 2,100,000 shares of common stock placed in escrow as collateral for the IBM obligation. The agreement permits the Company to repay the remaining amount over a period of time as long as fifteen months, starting no later than September 30, 2001. The amounts expected to be repaid will increase from $70,000 per month in September 2001 to as much as $90,000 per month through December 2002. The agreement will result in an extraordinary gain from settlement of $770,000 in 2001.


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

Agreement with Executive Officers - Effective July 1, 2001, the Company reached agreement with all of its executive officers to forgive wages owed to them by the Company totaling $919,000 (including $848,000 of accrued wages at December 31,2000), in exchange for options to purchase common stock (see Note 2). Under this agreement, the officers will receive options to purchase common stock at a price equal to $.10 per share. If all such options were exercised, 9,190,000 shares of common stock would be issued. In addition, the Board of Directors has agreed to provide the recipients of these stock options the opportunity to exercise these options using non-recourse notes (Notes). The Notes mature no later than December 31, 2004 and the executive officers exercising these options are required to repay the Notes from the proceeds received from the sale of the common stock. Upon the exercise of these options, the Company will hold as collateral for the Notes the common stock issued and retain voting rights until the Notes are paid. If the Notes are not repaid at or before maturity, the subject shares will be returned to treasury.

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


Settlement of Common Stock Subscriptions Receivable - In July 2001, the Company reached an agreement with a former employee in settlement of disputed terms of a note receivable pursuant to a stock purchase agreement entered into by IC One, Inc. in 1998. Under this agreement, the Company agreed to accept payments totaling $175,000, of which $100,000 was received in July 2001, and the balance is due by December 31, 2001, in full satisfaction of the $1,300,000 in common stock subscriptions receivable. Therefore, the Company will record a write-off of $1,125,000 in common stock subscriptions receivable in the nine months ended September 31, 2001.

CardOne Settlement - In July, August and September 2001, the Company issued a total of 7,295,020 shares of common stock in consideration of waiver and release from persons known to have had potential claims against IC One in 1999. The Company has valued the common stock based on the traded market price on the date of issuance and recorded $1,333,980 of legal and settlement fees (see Note 14).