Form 10QSB/A
period 2001-03-31
SCHIMATIC CASH TRANSACTIONS NETWORK COM INC
filed 2002-03-05
CIK 1100772

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                               Amendment No. 2 to
                                  FORM 10-QSB/A

Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended March 31, 2001

                         Commission File Number 0-30632

                  SCHIMATIC Cash Transactions Network.com, Inc.
        (Exact name of small business issuer as specified in its charter)

          Florida                                        88-0415947
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                       26800 Laguna Hills Drive, Suite 100
                          Aliso Viejo, California         92656
                (Address of principal executive office) Zip Code)

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

                Three Months Ended March 31, 2001 and 2000, and the Cumulative Period During the Development Stage from February 27, 1997 (Inception) through March 31, 2001 (unaudited):

                Consolidated Balance Sheet
                Consolidated Statements of Operations
                Consolidated Statements of Cash Flows
                Notes to Consolidated Financial Statements

     Item 2     Management's Discussion and Analysis or Plan of Operation..    8

                           Part II--Other Information
     Item 1     Legal Proceedings..........................................   13
     Item 2     Changes in Securities and Use of Proceeds..................   14
     Item 3     Defaults upon Senior Securities............................   18
     Item 4     Submission of Matters to a Vote of Security Holders........   18
     Item 5     Other Information..........................................   18
     Item 6     Exhibits and Reports on Form 8-K...........................   18

                Signatures.................................................   19

                          PART I--FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

          SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2001
                                  ( Unaudited)
                             (Restated - See Note 1)

                                     ASSETS

CASH                                                           $          8,443
PROPERTY AND EQUIPMENT - at cost, net                                    26,209
PATENTS - at cost, net                                                   32,858
                                                          ----------------------
                                                               $         67,510
                                                          ======================


            LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable - IBM                                    $      1,970,000
     Accounts payable - other                                           516,288
     Accrued wages and payroll taxes                                  1,733,820
     Loans payable - shareholders                                       498,571
                                                          ----------------------
          TOTAL CURRENT LIABILITIES                                   4,718,679
                                                          ----------------------



CONVERTIBLE NOTES PAYABLE                                               344,000
                                                          ----------------------

SHAREHOLDERS' DEFICIT:
     Common stock, $.001 par value; 200,000,000 shares
          authorized 62,511,946 shares issued and outstanding.           62,512
     Additional paid-in capital                                      40,557,079
     Less:  Common stock subscriptions receivable                    (2,300,000)
     Deficit accumulated during the development stage               (43,314,760)
                                                          ----------------------
          TOTAL SHAREHOLDERS' DEFICIT                                (4,995,169)
                                                          ----------------------
                                                               $         67,510
                                                          ======================

                 See notes to consolidated financial statements.

          SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                              Three Months Ended                 Cumulative During
                                                                    March 31,                  the Development Stage
                                                      -------------------------------------     (February 27, 1997
                                                            2001               2000             to March 31, 2001)
                                                      ------------------ ------------------ ---------------------------
                                                         (Restated -                               (Restated -
                                                         See Note 1)                               See Note 1)
REVENUE                                                $              -   $              -    $                      -

EXPENSES:
    Research and development                                    760,268            442,798                  15,664,809
    Selling, general and administrative                       1,002,334          1,012,542                  24,166,081
    Depreciation and amortization                                32,537             21,837                     333,608
    Loss on impairment of assets                                      -                  -                     675,546
    Interest expense                                            227,196             17,661                     773,506
                                                      ------------------ ------------------ ---------------------------
        TOTAL EXPENSES                                        2,022,335          1,494,838                  41,613,550
                                                      ------------------ ------------------ ---------------------------

LOSS BEFORE EXTRAORDINARY ITEM                               (2,022,335)        (1,494,838)                (41,613,550)

EXTRAORDINARY ITEM-LOSS ON
      EXTINGUISHMENT OF DEBT                                          -                  -                  (1,701,210)
                                                      ------------------ ------------------ ---------------------------
NET LOSS                                               $     (2,022,335)  $     (1,494,838)   $            (43,314,760)
                                                      ================== ================== ===========================

NET LOSS PER SHARE, BASIC AND DILUTED:
    BEFORE EXTRAORDINARY ITEM                          $          (0.03)  $          (0.03)
    EXTRAORDINARY ITEM                                                -                  -
                                                      ------------------ ------------------
TOTAL NET LOSS PER SHARE,
    BASIC AND DILUTED                                  $          (0.03)  $          (0.03)
                                                      ================== ==================

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED                        61,493,152         54,879,278
                                                      ================== ==================



                 See notes to consolidated financial statements.

          SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                         (Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                       Three Months Endethe         Cumulative During
                                                              March 31,             Development Stage
                                                   ----------------------------     (February 27, 1997
                                                         2001           2000        to March 31, 2001)
                                                   -------------  -------------  ---------------------
                                                   (Restated -                       (Restated -
                                                   See Note 1)                       See Note 1)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                       $ (2,022,335)  $ (1,494,838)         $ (43,314,760)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
         Depreciation and amortization                   32,537         21,837                333,608
         Stock option compensation                    1,021,334         88,764              4,589,269
         Common stock issued for services               147,045        410,442             23,702,712
         Common stock issued for interest expense       223,800              -                344,629
         Common stock issued to settle CardOne claim          -              -                308,889
         Loss on extinguishment of debt                       -              -              1,701,210
         Loss on impairment of assets                         -              -                675,546
   Changes in assets and liabilities:
          Other assets                                        -              -                 30,018
          Accounts payable and accrued expenses         491,178        140,988              5,120,654
                                                   -------------  -------------  ---------------------
NET CASH USED IN OPERATING ACTIVITIES                  (106,440)      (832,807)            (6,508,225)
                                                   -------------  -------------  ---------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
         Acquisition of property and equipment                -        (12,672)              (347,349)
         Acquisition of patents                               -              -                (46,854)
         Investment in real estate joint venture              -              -                (36,515)
                                                   -------------  -------------  ---------------------
CASH USED IN INVESTING ACTIVITIES                             -        (12,672)              (430,718)
                                                   -------------  -------------  ---------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from loans payable - shareholders           -              -                498,571
         Proceeds from notes payable                    109,000        (40,000)               719,000
         Sales of common stock                                -        896,422              5,729,815
                                                   -------------  -------------  ---------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES
                                                        109,000        856,422              6,947,386
                                                   -------------  -------------  ---------------------
NET INCREASE IN CASH                                      2,559         10,943                  8,443

CASH AT BEGINNING OF PERIOD                               5,884          6,002                      -
                                                   -------------  -------------  ---------------------
CASH AT END OF PERIOD                                $    8,443   $     16,945          $       8,443
                                                   =============  =============  =====================

                Supplemental disclosure of cash flow information

CASH PAID DURING THE YEAR FOR:
     INTEREST                                        $        -   $          -          $           -
                                                   =============  =============  =====================
     INCOME TAXES                                    $        -   $          -          $           -
                                                   =============  =============  =====================

NON-CASH FLOW FINANCING AND INVESTING ACTIVITIES:
     Issuance of common stock for debt               $        -   $          -          $     250,000
                                                   =============  =============  =====================
     Issuance of common stock for investment in
           real estate joint venture                 $        -   $     56,864          $     510,516
                                                   =============  =============  =====================
     Issuance of common stock for equipment          $        -   $      8,000          $       8,000
                                                   =============  =============  =====================
     Issuance of common stock for IC One, Inc.       $        -   $          -          $      34,929
                                                   =============  =============  =====================
     Issuance of common stock for shareholder's loan $        -   $          -          $     150,000
                                                   =============  =============  =====================
     Issuance of common stock for software           $        -   $          -          $     115,000
                                                   =============  =============  =====================
     Issuance of common stock for notes receivable   $        -   $          -          $   2,300,000
                                                   =============  =============  =====================


                 See notes to consolidated financial statements.

          SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiary
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       BASIS OF PRESENTATION AND RESTATEMENT

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, without being audited, pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 and 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB/A for the years ended December 31, 2000 and 1999 and the cumulative period during the development stage from February 27, 1997 (Inception) through December 31, 2000.

     The Company has identified certain transactions that have not been properly recorded during the three months ended March 31, 2001. First, the Company has adjusted the amount recorded for stock option compensation from $2,503,958 to $1,021,334, as a result of incorrectly accounting for the vesting of stock options that had been granted during 2000 (see Note 5). Second, the Company had incorrectly valued common stock issued for services as a result of overstating the number of shares issued in the three months ended March 31, 2001. Third, the Company had not recorded the issuance of common stock for accrued director fees of $432,700, and taxes payable of $17,200. Therefore, the Company has recorded the common stock issued for accrued director fees and the taxes payable as well as adjusted the amount recorded for services from $234,852 to $147,045. In addition, the Company incorrectly calculated the weighted average number of common shares outstanding in the period as a result of overstating the number of shares issued and outstanding in the three months ended March 31, 2001. As a result the Company had overstated the net loss by $1,553,231 and loss per share by $0.02 in the three months ended March 31, 2001, and the restatement has been reflected in the Company's statement of operations as follows:

                                                                   As Previously
                                             As Restated             Reported
                                            ----------------     ---------------
     Revenue                                $             -      $            -
     Expenses                                     2,022,335           3,575,566
                                            ----------------     ---------------
     Net loss                                    (2,022,335)         (3,575,566)
                                            ================     ===============
     Net loss per share, basic and diluted            (0.03)              (0.05)
                                            ================     ===============
     Weighted average number of common shares
           outstanding, basic and diluted        61,493,152          69,537,346
                                            ================     ===============

2.   PROPERTY AND EQUIPMENT
     ----------------------

     At March 31, property and equipment consists of:

                                                                       2000
                                                                ----------------
     Office equipment                                       $           228,564
     Furniture and fixtures                                              77,108
                                                                ----------------
                                                                        305,672
     Less: Accumulated depreciation and amortization                   (279,463)
                                                                ----------------
                                                            $            26,209
                                                                ================

3.   INTANGIBLE ASSETS
     -----------------

     At March 31, intangible asset consists of:

                                        Useful Life                  2001
                                    ----------------------    ------------------
     Patents                                 14 years         $          46,854
     Less: Accumulated amortization                                     (13,996)
                                                              ------------------
                                                              $          32,858
                                                              ==================

4.   CONVERTIBLE NOTES
     -----------------

     From January through March 30, 2001, the Company issued additional convertible notes payable of $109,000. The convertible notes payable bear interest at 20% per month, which is payable in common stock at a price of either $0.366 or, if lower, the traded market price. The Company has the option to repay the notes, unless the holder elects to convert the notes into common stock at a conversion price of $0.366. In some cases, the convertible notes cannot be completely converted into common stock until the holder has received a minimum number of shares of common stock to pay interest and/or convert a portion of the notes into common stock.

5.   SHAREHOLDERS' DEFICIT
     ---------------------

     In the three months ended March 31, 2001, the Company issued 2,275,223 shares of common stock. Included in this total are 1,219,394 shares issued for $223,800 in interest on convertible notes, 644,302 shares issued for financial, development and administrative services of $147,045, and 335,000 shares issued for accrued director fees of $432,700. Further, 76,527 shares were issued as an adjustment to the exchange ratio for the acquisition of IC One, Inc., with an aggregate par value of $77. The Company has valued the shares issued based on the traded market price on the date of issuance as this was considered a more reliable measure than the value of services received.

     During 2000, the Company's Board of Directors granted options for the purchase of 13,298,333 shares of its common stock to officers, directors and employees of the Company. The exercise prices for such options ranged from $0.48 to $0.80 per share, of which 8,298,333 options were granted below the traded market price on the date of the grant. All the options expire at the end of 10 years from the date of grant and vested during the three months ended March 31, 2001.

     In January 2001, the Company's Board of Directors granted options for the purchase of 550,000 shares of its common stock to officers and directors of the Company. The exercise price for such options was $0.22 per share, the options were granted below the traded market price and vested during the three months ended March 30, 2001. All the options expire at the end of four years from the date of grant.

     As a result of the options granted below the traded market price in 2000 and 2001, the Company has recorded stock option compensation of $1,021,334 in the three months ended March 31, 2001.



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

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our financial condition. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein and the consolidated financial statements in the annual report on Form 10-KSB/A for the year ended December 31, 2000 and 1999, and the cumulative period during the development stage from February 27, 1997 (Inception) through December 31, 2000.

Historical Results

         Results of Operations

We have been in the development stage during the period since inception. See
Note 1 of Notes to Consolidated Financial Statements in the annual report on Form 10-KSB/A for the year ended December 31, 2000 and 1999, and the cumulative period during the development stage from February 27, 1997 (Inception) through December 31, 2000, for a discussion of the reverse acquisition accounting. From February 27, 1997 (Inception) until March 31, 2001, we incurred total expenses of approximately $41,614,000, including approximately $15,665,000 for research and development leading to creation of our patents, software and intellectual property. Of the approximately $41.6 million of expenses, approximately $24.0 million represents the value of compensation for services and interest expense paid for by the issuance of common stock. The balance of the expenses was funded through the sale of securities and through increases in liabilities.

During the three months ended March 31, 2001, we incurred total expenses of approximately $2,022,000, compared to approximately $1,495,000 in the same period in 2000. The first quarter 2001 total expenses include approximately $1,021,000 of noncash expense related to accounting for stock option compensation, compared to approximately $89,000 in the same period in 2000. Comparable other expenses excluding the stock option compensation were approximately $1,001,000 in first quarter 2001, compared to approximately $1,406,000 in the same period in 2000. At the current time, we are operating at a level that will require approximately $250,000 per month, including minimum amounts of reduction in the current liabilities of our subsidiary, IC One, Inc.

         Current Liabilities and Debt Reduction Plan

We have experienced severe cash shortages and inability to pay our obligations on a timely basis. Through March 31, 2001, we had incurred approximately $4,719,000 of unpaid current liabilities, including $1,970,000 payable to IBM and approximately $1,313,000 owed to officers or directors of the Company. Since March 31, 2001, we have reached negotiated settlements to reduce liabilities by a total of $1,240,000. See note 16 of the notes to consolidated financial statements in the annual report on Form 10-KSB/A for the year ended December 31, 2000 and 1999, and the cumulative period during the development stage from February 27, 1997 (Inception) through December 31, 2000, for an additional description of these transactions. We estimate that, at the date of filing of this report, current liabilities total approximately $3,091,000, including approximately $1,060,000 payable to IBM and $337,000 owed to officers or directors. The remaining approximately $1,694,000 of current liabilities are to vendors and other unaffiliated creditors. Substantially all of the current liabilities are past due.

         External Funding

We have been able to raise capital through the issuance of our common stock and convertible debt securities through private placements. During the three months ended March 31, 2001, we raised approximately $109,000 from the issuance of convertible notes payable, paid for services and compensation by issuing common stock valued at approximately $147,000 (other than stock option compensation amounts) and issued common stock for interest expense of approximately $224,000.

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

         Financing Program

We currently have no revenue from operations and do not expect to receive significant revenue until late 2002 or later. We currently require approximately $250,000 per month, or $3.0 million per year, to continue at current operation levels, including minimum amounts for the reduction of past due liabilities of our subsidiary, IC One, Inc. In addition, we estimate that we will require as much as $7.0 million of funds over the next 12 months in order to implement our marketing plan, including research and development expenses associated with integrating and enhancing our technologies and other operating expenses as contemplated by our plan of operation.

Based on our analysis of our marketing efforts to date, we believe that we may begin receiving sufficient revenue in approximately the third or fourth quarter of 2002 to meet our minimum requirements, but that time may be delayed if we are unable to raise necessary capital timely or if we experience unexpected delays in generating revenues. Prior to the time when we have sufficient internally-generated funds, we expect to raise funds through the sale of additional securities or through strategic alliances or joint venture arrangements with established companies in order to meet such needs. We cannot assure that we will be able to complete such sales of securities or arrangements. If externally provided capital is not sufficient or if our receipt of revenue is unexpectedly delayed, we may not be able to continue.

We are actively seeking to obtain through private placement of equity and/or debt securities at least $10.0 million of additional capital.

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

Going Concern

As noted in Note 2 of Notes to Consolidated Financial Statements in the annual report on Form 10-KSB/A for the year ended December 31, 2000 and 1999, and the cumulative period during the development stage from February 27, 1997 (Inception) through December 31, 2000, the substantial amount of current liabilities, the absence of revenues in the near term and the need for substantial amounts of capital necessary for our plan of operation, collectively, raise doubt about our ability to continue as a going concern.

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

Prior to the date of reverse acquisition, we valued common stock issued for services based on the prices at which common stock sold for cash in approximately contemporaneous transactions. After the date of reverse acquisition, we valued common stock issued for goods and services based on the traded market price on the date of issuance.

Certificates for all shares issued in the following transactions bore a restrictive legend conspicuously on their face and stop transfer instructions were noted respecting such certificates on the stock transfer records of the Company.

MGM Financial/Palm Properties

On January 25, 2001, Palm Properties, the successor-in-interest to MGM Financial Corporation, revised its agreement with us and agreed to accept 1,000,000 shares of restricted common stock in full satisfaction of the entire $487,000 owed, including interest. MGM advised the Company that it was a substantial and experienced financial services firm providing loan origination and related financial services. MGM and Palm, accredited investors, were provided with written information about the Company and had full access to the Company's other business and financial information. MGM and Palm were capable of evaluating and bearing the financial risks of the investment. They met with executive officers of the Company on several occasions to ask questions and receive answers respecting the financing. MGM assisted in introducing the Company and IC One, as noted below. The recipients acknowledged in writing that they were receiving restricted securities and consented to a legend on the certificates issued and stop transfer instructions with the transfer agent. The approximate market price of common stock was $0.26 on January 25, 2001.

Acquisition of IC One

At various times during the period following the acquisition of IC One, errors in the share registry for IC One were discovered. The Company assumed the responsibility for issuing equivalent Company shares of restricted common stock in accordance with the acquisition exchange ratio of 0.7591 shares of Company stock for each share of IC One stock to correct such errors. As a result, the Company issued 76,527 shares during the quarter ended March 31, 2001, to various IC One stockholders who were able to prove their entitlement.

Common Stock for Services

In February 2001, we issued 21,386 shares of common stock to an accredited investor in consideration of services rendered. The average market price on such date was approximately $0.25 per share. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients acknowledged in writing that the stock constituted restricted securities and consented to a legend on the certificates to be issued and stop transfer instructions with the transfer agent.

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

During the quarter ended March 31, 2001, the Company issued 979,302 shares of common stock to 10 persons, including nine current or former employees, each of whom was an accredited investor, and one other person, who was an accredited investor, for claims regarding services under their employment agreements at times when the price for the common stock ranged from $0.17 to $0.33. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients acknowledged in writing that the stock constituted restricted securities and consented to a legend on the certificates to be issued and stop transfer instructions with the transfer agent.

Stock to Directors

During the quarter ended March 31, 2001, the Company issued certificates for 335,000 shares previously earned by our directors. Each of such directors was an accredited investor with full access to all of the information about us that registration would disclose. All certificates bore a restrictive legend and stop transfer instructions were noted on our stock transfer records.

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

Issuance of Stock for Interest Expense

During the quarter ended March 31, 2001, the Company issued 1,219,394 shares of common stock with an aggregate value of $223,800 and an average per share value of $0.18, as interest expense to seven holders of the Limited Recourse Convertible Promissory Notes convertible into common stock described below, each of whom was an accredited investor. The average month-end market price of the Company's common stock ranged from $0.18 to $0.26 during this period.

Issuance of Limited Recourse Promissory Notes Convertible into Common Stock

During the quarter ended March 31, 2001, the Company issued $109,000 in aggregate principal amount of limited recourse promissory notes convertible into common stock of the Company. Net proceeds from the sale of these notes are to be used for specific continuing operating requirements and not to pay past due liabilities. The convertible notes bear monthly interest payable in additional shares of common stock computed based on the then-market price for the common stock in the over-the-counter market. The convertible notes are redeemable at the option of the Company, unless the investor elects to convert all or any part of the principal amount of the convertible notes into additional shares of common stock. The stated interest on the convertible notes represents 109,000 shares of common stock, issuable monthly, subject to adjustments due to reductions in the market price for our common stock below $0.20 per share. In certain cases, the Company has agreed not to redeem the convertible notes until such time as the investors have the right to convert their interest and principal into an agreed minimum number of shares. The Company estimates that the issuance of shares for the principal of and accrued interest on the notes will result in the issuance of a minimum of 1,090,000 shares of common stock.

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

Options

         Grants

         The Company has granted options as follows:


                                                                  Exercise Price
Name                 Effective Date     Number of Shares          as Granted
-----------------    --------------     ----------------          --------------
Joe G. Coykendall      01/30/2001          350,000                   $0.22
Philip J. Voelker      01/30/2001          100,000                    0.22
Donna M. Kreutz        01/30/2001          100,000                    0.22


         Exercises

All officers and employees exercised their options to purchase an aggregate of 12,428,333 shares with the delivery of nonrecourse promissory notes with an aggregate principal balance of $1,335,827, after crediting Mr. Simon $255,000 against the exercise price of his options resulting from the cancellation of Company indebtedness to him. In consideration of the requirement that the options be exercised immediately, the Company authorized the payment of the exercise price by the execution of nonrecourse promissory notes in the principal amount of the full purchase price. The notes are due no later than December 31, 2004, and provide that the maker of the note is required to repay principal only from proceeds from the sale of the stock issued. Stock issued for options exercised in consideration of the notes is being held by the Company as collateral for the note. If a note is not repaid at or before maturity on December 31, 2004, the subject shares would be returned to the Company for cancellation, and the related note would become null and void.

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

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

                   SEC
   Exhibit      Reference
    Number        Number                            Title of Document                                Location
-------------- ------------ ------------------------------------------------------------------- -------------------

     Item 10.               Material Contracts
-------------- ------------ ------------------------------------------------------------------- -------------------
    10.10          10       Form of Summary Term Sheet for Revenue Backed Convertible Note      Incorporated by
                                                                                                reference(1)
    10.11          10       Form of Convertible Note                                            Incorporated by
                                                                                                reference(1)
    10.14          10       Notice of Common Stock Option Grants dated January 26, 2001         Incorporated by
                                                                                                Reference(1)
    10.21          10       Agreement for Independent Contractor Services between SCHIMATIC     Incorporated by
                            Cash Transaction Network.com, Inc. and Transaction Software, Inc.   Reference(2)
                            dated February 14, 2001
    10.22          10       Forbearance Agreement between Quint Star Management, Inc., IC       Incorporated by
                            One, Inc. and Schimatic Cash Transactions Network.com, Inc.         Reference(2)
                            effective as of March 26, 2001

----------------------------
(1) Incorporated by reference from Amendment No. 3 to Form 10-SB/A filed on September 10, 2001.
(2) Incorporated by reference from Amendment No. 5 to Form 10-SB/A filed on February 14, 2002.

(b) Reports on Form 8-K: During the quarter ended March 31, 2001, we did not file any reports on Form 8-K.

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