Form 10QSB/A
period 2001-06-30
SCHIMATIC CASH TRANSACTIONS NETWORK COM INC
filed 2002-03-05
CIK 1100772

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

                                TABLE OF CONTENTS


       Item                        Description                              Page

                          Part I--Financial Information
     Item 1     Financial Statements.........................................  3

                Six Months Ended June 30, 2001 and 2000, and the Cumulative Period During the Development Stage from February 27, 1997 (Inception) through June 30, 2001 (unaudited):

                Consolidated Balance Sheet
                Consolidated Statements of Operations
                Consolidated Statements of Cash Flows
                Notes to Consolidated Financial Statements

     Item 2     Management's Discussion and Analysis or Plan of Operation...   8

                           Part II--Other Information
     Item 1     Legal Proceedings...........................................  12
     Item 2     Changes in Securities and Use of Proceeds...................  13
     Item 3     Defaults upon Senior Securities.............................  16
     Item 4     Submission of Matters to a Vote of Security Holders.........  16
     Item 5     Other Information...........................................  16
     Item 6     Exhibits and Reports on Form 8-K............................  17

                Signatures..................................................  17

                          PART I--FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS

          SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2001
                                   (unaudited)
                             (Restated - See Note 1)

         ASSETS

CURRENT ASSETS:
     Cash                                                   $            60,225
     Other current asset                                                  3,346
                                                              ------------------
       TOTAL CURRENT ASSETS                                              63,571

PATENTS - at cost, net                                                   31,358
                                                              ------------------
                                                            $            94,929
                                                              ==================

                 LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable - IBM                                 $         1,200,000
     Accounts payable - Other                                           512,283
     Accrued wages and payroll taxes                                  1,973,343
     Loans payable - shareholders                                       498,571
                                                              ------------------
       TOTAL CURRENT LIABILITIES                                      4,184,197
                                                              ------------------

CONVERTIBLE NOTES PAYABLE                                               710,000
                                                              ------------------

COMMITMENT AND CONTINGENCIES
SHAREHOLDERS' DEFICIT:
     Common stock, $.001 par value,  200,000,000 shares
       authorized, 64,974,165 shares issued and outstanding              64,975
     Additional paid-in capital                                      41,980,859
     Less: Common stock subscriptions receivable                     (2,300,000)
     Deficit accumulated during the development stage               (44,545,102)
                                                              ------------------
       TOTAL SHAREHOLDERS' DEFICIT                                   (4,799,268)
                                                              ------------------
                                                            $            94,929
                                                              ==================

                 See notes to consolidated financial statements.

          SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                       ( A Development Stage Enterprise )
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                                                                                       Cumulative During
                                               Three Months Ended June 30, Six Months Ended June 30,  the Development Stage
                                               --------------------------  -------------------------    (February 27, 1997
                                                  2001          2000          2001          2000       to June 30, 2001)
                                               ------------  ------------  ------------  -----------   -------------------
                                               (Restated -                 (Restated -                    (Restated -
                                               See Note 1)                 See Note 1)                    See Note 1)
REVENUE                                      $           -  $          -  $          -  $         -  $                  -

EXPENSES:
    Research and development                       718,765     1,334,525     1,479,033    1,777,323            16,358,118
    Selling, general and administrative            854,056       775,153     1,856,390    1,787,695            25,045,603
    Depreciation and amortization                   27,709        21,837        60,246       43,674               361,317
    Loss on impairment of assets                         -             -             -            -               675,546
    Interest expense                               399,812        77,181       627,008       94,842             1,173,318
                                               ------------  ------------  ------------  -----------   -------------------
       TOTAL EXPENSES                            2,000,342     2,208,696     4,022,677    3,703,534            43,613,902
                                               ------------  ------------  ------------  -----------   -------------------
LOSS BEFORE EXTRAORDINARY ITEM                  (2,000,342)   (2,208,696)   (4,022,677)  (3,703,534)          (43,613,902)

EXTRAORDINARY ITEM - GAIN (LOSS) ON
    EXTINGUISHMENT OF DEBT                         770,000    (1,369,960)      770,000   (1,369,960)             (931,210)
                                               ------------  ------------  ------------  -----------   -------------------
NET LOSS                                     $  (1,230,342) $ (3,578,656) $ (3,252,677) $(5,073,494) $        (44,545,112)
                                               ============  ============  ============  ===========   ===================

NET LOSS PER SHARE, BASIC AND DILUTED:
    BEFORE EXTRAORDINARY ITEM                $       (0.03) $      (0.04) $      (0.06) $     (0.08)
    EXTRAORDINARY ITEM                                0.01         (0.02)         0.01        (0.03)
                                               ------------  ------------  ------------  -----------
TOTAL NET LOSS PER SHARE, BASIC AND DILUTED  $       (0.02) $      (0.06) $      (0.05) $     (0.11)
                                               ============  ============  ============  ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED           63,761,996    57,237,028    62,633,841   48,160,489
                                               ============  ============  ============  ===========


                 See notes to consolidated financial statements.

          SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                               Cumulative During
                                                               Six Months Ended June 30      the Development Stage
                                                              -----------------------------   (February 27, 1997
                                                                 2001            2000         to June 30, 2001)
                                                              ------------   --------------  --------------------

                                                              (Restated -                        (Restated -
                                                              See Note 1)                        See Note 1)
       CASH FLOWS FROM OPERATING ACTIVITIES:
         Net loss                                           $  (3,252,677) $    (5,073,494)$         (44,545,112)
         Adjustments to reconcile net loss to net cash
           used in operating activities:
            Depreciation and amortization                          60,246           42,837               361,317
            Stock option compensation                           1,971,530        1,421,300             5,539,465
            Common stock issued for services                      226,891          646,404            23,782,558
            Common stock issued for interest expense              620,000                -               740,829
            Common stock issued to settle CardOne claim                 -                -               308,889
            Gain on extinguishment of debt                       (770,000)       1,369,960               931,210
            Loss on impairment of assets                                -                -               675,546
         Changes in current assets and liabilities:
           Other assets                                            (3,346)          (1,955)               26,672
           Accounts payable and accrued expenses                  726,696           94,867             5,356,183
                                                              ------------   --------------  --------------------
       NET CASH USED IN OPERATING ACTIVITIES                     (420,660)      (1,500,081)           (6,822,443)
                                                              ------------   --------------  --------------------
       CASH FLOWS FROM INVESTING ACTIVITIES:
           Acquisition of property and equipment                        -          (63,359)             (347,349)
           Acquisition of patents                                       -                -               (46,854)
           Investment in real estate joint venture                      -                -               (36,515)
                                                              ------------   --------------  --------------------
       CASH USED IN INVESTING ACTIVITIES                                -          (63,359)             (430,718)
                                                              ------------   --------------  --------------------
       CASH FLOWS FROM FINANCING ACTIVITIES:
           Proceeds from  loans payable - shareholders                  -                -               498,571
           Proceeds from (Repayment of) notes payable             475,000          (68,000)            1,085,000
           Sales of common stock                                        -        1,671,171             5,729,815
                                                              ------------   --------------  --------------------
       NET CASH PROVIDED BY FINANCING ACTIVITIES                  475,000        1,603,171             7,313,386
                                                              ------------   --------------  --------------------
       NET INCREASE IN CASH                                        54,340           39,731                60,225

       CASH AT BEGINNING OF PERIOD                                  5,884            6,002                     -
                                                              ------------   --------------  --------------------
       CASH AT END OF PERIOD                                $      60,225  $        45,733 $              60,225
                                                              ============   ==============  ====================

          SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         CASH PAID DURING THE YEAR FOR:
              Interest                                      $           -  $             - $                   -
                                                              ============   ==============  ====================
              Income taxes                                  $           -  $             - $                   -
                                                              ============   ==============  ====================

         NON-CASH FLOW FINANCING AND INVESTING ACTIVITIES:
              Issuance of common stock for debt             $           -  $       250,000 $             250,000
                                                              ============   ==============  ====================
              Issuance of common stock for investment in
                    real estate joint venture               $           -  $        56,864 $             510,516
                                                              ============   ==============  ====================
              Issuance of common stock for equipment        $           -  $         8,000 $               8,000
                                                              ============   ==============  ====================
              Issuance of common stock for IC One, Inc.     $           -  $             - $              34,929
                                                              ============   ==============  ====================
              Issuance of common stock for shareholder's loa$           -  $             - $             150,000
                                                              ============   ==============  ====================
              Issuance of common stock for software         $           -  $             - $             115,000
                                                              ============   ==============  ====================
              Issuance of common stock for notes receivable $           -  $             - $           2,300,000
                                                              ============   ==============  ====================

                 See notes to consolidated financial statements.

          SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   BASIS OF PRESENTATION AND RESTATEMENT
     -------------------------------------

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

     The Company has identified certain transactions that have not been properly recorded during the six months ended June 30, 2001. First, the Company has adjusted the amount recorded for stock option compensation from $3,131,346 to $1,971,530, as a result of incorrectly accounting for the vesting of stock options that had been granted during 2000 (see Note 4). Second, the Company has incorrectly valued common stock issued for services as a result of overstating the number of shares issued in the six months ended June 30, 2001. Third, the Company had not recorded the issuance of common stock for accrued director fees of $432,700, and taxes payable of $22,215 and additional depreciation of $1,200. Therefore, the Company has recorded the common stock issued for accrued director fees and the taxes payable and depreciation expense, as well as adjusted the amount recorded for services from $314,697 to $226,891. In addition, the Company incorrectly calculated the weighted average number of common shares outstanding in the period as a result of overstating the number of shares issued and outstanding in the six months ended June 30, 2001.

     As a result the Company had overstated the net loss by $1,224,207 and loss per share by $0.01 in the six months ended June 30, 2001, and the restatement has been reflected in the Company's statement of operations as follows:

                                                                  As Previously
                                              As Restated           Reported
                                           ----------------     ----------------
     Revenue                               $             -      $             -
     Expenses                                    4,022,677            5,246,884
                                           ----------------     ----------------
     Loss before extraordinary item             (4,022,677)          (5,246,884)
     Extraordinary item                            770,000              770,000
                                           ----------------     ----------------
     Net loss                                   (3,252,677)          (4,476,884)
                                           ================     ================
     Net loss per share, basic and diluted:
          Before extraordinary item        $         (0.06)     $         (0.07)
          Extraordinary item                          0.01                 0.01
                                           ----------------     ----------------
     Net loss per share, basic and diluted $         (0.05)     $         (0.06)
                                           ================     ================

     Weighted average number of common shares
           outstanding, basic and diluted       62,633,841           70,548,843
                                           ================     ================
                                       6

2.   INTANGIBLE ASSETS
     -----------------

     At June 30, intangible asset consists of:

                                           Useful Life               2001
                                       ------------------      -----------------
     Patents                                 14 years          $         46,854
     Less: Accumulated amortization                                     (15,496)
                                                               -----------------
                                                               $         31,358
                                                               =================

3.   CONVERTIBLE NOTES
     -----------------
     From January through June 30, 2001, the Company issued additional convertible notes payable of $475,000. The convertible notes payable bear interest at rates ranging from 20% to 25% per month, which is payable in common stock at a price of either $0.20 or $0.366 or, if lower, the traded market price. The Company has the option to repay the notes, unless the holder elects to convert the notes into common stock at a conversion price of $0.366. In some cases, the convertible notes cannot be completely converted into common stock until the holder has received a minimum number of shares of common stock to pay interest and/or convert a portion of the notes into common stock.

4.   SHAREHOLDERS' DEFICIT
     ---------------------
     In the six months ended June 30, 2001, the Company issued 4,737,442 shares of common stock. Included in this total are 3,162,288 shares issued for $620,000 in interest on convertible notes, 1,163,627 shares issued for financial, development and administrative services of $226,891, and 335,000 shares issued for accrued director fees of $432,700. Further, 76,527 shares were issued as an adjustment to the exchange ratio for the acquisition of IC One, Inc., with an aggregate par value of $77. The Company has valued the shares issued based on the traded market price on the date of issuance as this was considered a more reliable measure than the value of services received.

     During 2000, the Company's Board of Directors granted options for the purchase of 13,298,333 shares of its common stock to officers, directors and employees of the Company. The exercise prices for such options ranged from $0.48 to $0.80 per share, of which 8,298,333 options were granted below the traded market price on the date of the grant. All the options expire at the end of 10 years from the date of grant and 1,500,001 options vested during the six months ended June 30, 2001.

     In January 2001, the Company's Board of Directors granted options for the purchase of 550,000 shares of its common stock to officers and directors of the Company. The exercise price for such options was $0.22 per share, and the options were granted below the traded market price and vested during the six months ended June 30, 2001. All the options expire at the end of four years from the date of grant.

     As a result of the options granted below the traded market price in 2000 and 2001, the Company has recorded stock option compensation of $1,971,530 in the six months ended June 30, 2001.

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

Historical Results

     Results of Operations

We have been in the development stage during the period since inception. See
Note 1 of Notes to Consolidated Financial Statements in the annual report on Form 10-KSB/A for the year ended December 31, 2000 and 1999, and the cumulative period during the development stage from February 27, 1997 (Inception) through December 31, 2000, for a discussion of the reverse acquisition accounting. From February 27, 1997 (Inception) until June 30, 2001, we incurred total expenses of approximately $43,614,000, including approximately $16,384,000 for research and development leading to creation of our patents, software and intellectual property. Of the approximately $43.6 million of expenses, approximately $24.5 million represents the value of compensation for services or interest expense paid for by the issuance of common stock. The balance of the expenses was funded through the sale of securities and through increases in liabilities.

During the six months ended June 30, 2001, we incurred total expenses of approximately $4,023,000, compared to approximately $3,704,000 in the same period in 2000. The 2001 expenses include approximately $1,972,000 of noncash expense related to accounting for stock option compensation, compared to approximately $1,421,000 in the same period in 2000. Comparable other expenses excluding the stock option compensation were approximately $2,051,000 in 2001, compared to approximately $2,283,000 in the same period in 2000. At the current time, we are operating at a level that will require approximately $250,000 per month, including minimum amounts of reduction in the current liabilities of our subsidiary, IC One, Inc.

     Current Liabilities and Debt Reduction Plan

We have experienced severe cash shortages and inability to pay our obligations on a timely basis. Through June 30, 2001, we had incurred approximately $4,184,000 of unpaid current liabilities, including $1,200,000 payable to IBM and $1,446,000 owed to officers or directors of the Company. Since June 30, 2001, we have reached negotiated settlements to reduce liabilities by a total of $1,240,000. See Note 16 of the Notes to Consolidated Financial Statements in the annual report on Form 10-KSB/A for the year ended December 31, 2000 and 1999, and the cumulative period during the development stage from February 27, 1997 (Inception) through December 31, 2000, for an additional description of these transactions. We estimate that, at the date of filing of this report, current liabilities total approximately $3,091,000, including approximately $1,060,000 payable to IBM and approximately $337,000 owed to officers or directors. The remaining approximately $1,694,000 of current liabilities are to vendors and other unaffiliated creditors. Substantially all of the current liabilities are past due.

     External Funding

We have been able to raise capital through the issuance of our common stock and convertible debt securities through private placements. During the six months ended June 30, 2001, we raised approximately $475,000 from the issuance of convertible notes payable, paid for services and compensation by issuing common stock valued at approximately $227,000 (other than stock option compensation amounts), and issued common stock for interest expense of $620,000.

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

We are actively seeking to obtain through private placement of equity and or debt securities at least $10.0 million of additional capital.

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

Going Concern

As noted in Note 2 of Consolidated Financial Statements in the annual report on Form 10-KSB/A for the year ended December 31, 2000 and 1999, and the cumulative period during the development stage from February 27, 1997 (Inception) through December 31, 2000, the substantial amount of current liabilities, the absence of revenues in the near term and the need for substantial amounts of capital necessary for our plan of operation, collectively, raise doubt about our ability to continue as a going concern.

Management's plans with respect to these matters include continuing to restructure or renegotiate current liabilities, issuing additional debt or equity securities in order to raise additional funds and ultimately generating revenue from the marketing plan now being implemented. In the event we are unable to raise necessary funds from external sources, we will seek additional forbearance agreements, continue to defer executive employee compensation and seek to obtain necessary services through the issuance of common stock. Management expects to incur substantial additional losses for the foreseeable future, even if we are able to begin generating revenue during 2002. We will also rely increasingly on strategic alliances with others that might assume responsibility for financing specific required development tasks; thus, reducing our financial requirements for the exploitation of our intellectual properties.

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

On October 16, 2000, after evaluating the position of Messrs. Hauge and Hipsley, we entered into a Settlement, Release, Conveyance, and Covenant not to Sue with

Mr. Hauge and CardOne Corporation. Under the agreement, we agreed to employ Mr. Hauge, and Mr. Hauge agreed to assist us in resolving claims against the CardOne entities, to convey to us his right, title or interest to common stock, preferred stock and any other securities in the CardOne entities, to waive any further claim to any right, title or interest in common stock, preferred stock and any other securities in the CardOne entities, to waive any indebtedness against the CardOne entities, to convey to us his interest, and disclaim any further interest, in the intellectual properties formerly held by the CardOne entities, and to deliver all books and records of the CardOne entities in his possession to us. Mr. Hauge, CardOne Corporation, and we further agreed to a complete mutual release of claims, waiver and covenant not to sue.

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

Stock Tendered as Security for Obligation to IBM

In an effort to provide financial security to IBM during late 1999 when the Company was facing extreme shortages of capital and was substantially delinquent in payments due IBM, a major technical services provider and important potential strategic partner, the Company issued and tendered for the benefit of IBM an aggregate of 2,100,000 shares of restricted common stock as a demonstration of good faith and commitment and as proposed collateral to secure repayment of such obligation. Of this total, 400,000 shares were tendered on September 13, 1999, when the approximate price was $4.25 per share, 1,400,000 shares were tendered on October 14, 1999, when the approximate price was $2.44, and 300,000 shares were tendered on November 8, 1999, when the approximate price was $2.75. Effective June 2001, the Company reached an agreement with IBM to reduce and extend the payment terms of the balance due. As part of the negotiated arrangement, IBM agreed to return to the Company for cancellation all 2,100,000 shares of Company common stock that had been issued.

Stock for Assets or Services

In May and June 2001, we issued 35,729 shares of common stock to three purchasers, each of whom was an accredited investor, in consideration of legal and other services rendered. The market price on such dates ranged from $0.16 to $0.28. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients acknowledged in writing that the stock constituted restricted securities and consented to a legend on the certificates to be issued and stop transfer instructions with the transfer agent.

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

During the quarter ended June 30 2001, the Company issued an aggregate of 519,325 shares of common stock to six persons, including three current or former employees, each of whom was an accredited investor, and three other persons, of whom one was an accredited investor, for claims regarding services under their employment agreements at times when the price for the common stock ranged from $0.14 to $0.28. During this same period, the Company issued 40,000 shares to one individual in settlement of accounts payable. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients acknowledged in writing that the securities constituted restricted securities and consented to a legend on the certificates to be issued and stop transfer instructions with the transfer agent.

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

Issuance of Stock for Interest Expense

During the quarter ended June 30, 2001, the Company issued 1,942,894 shares of common stock with an aggregate value of $396,200 and an average per share value of $0.20, as interest expense to 14 holders of the Limited Recourse Convertible Promissory Notes convertible into common stock described below, each of whom was an accredited investor. The average month-end market price of the Company's common stock ranged from $0.16 to $0.21 during this period.

Issuance of Limited Recourse Promissory Notes Convertible into Common Stock

During the quarter ended June 30, 2001, the Company issued $366,000 in aggregate principal amount of limited recourse promissory notes convertible into common stock of the Company. Net proceeds from the sale of these notes are to be used for specific continuing operating requirements and not to pay past due liabilities. The convertible notes bear monthly interest payable in additional shares of common stock computed based on the then-market price for the common stock in the over-the-counter market. The convertible notes are redeemable at the option of the Company, unless the investor elects to convert all or any part of the principal amount of the convertible notes into additional shares of common stock. The stated interest on the convertible notes represents 366,000 shares of common stock, issuable monthly, subject to adjustments due to reductions in the market price for our common stock below $0.20 per share. In certain cases, the Company has agreed not to redeem the convertible notes until such time as the investors have the right to convert their interest and principal into an agreed minimum number of shares. The Company estimates that the issuance of shares for the principal of and accrued interest on the notes will result in the issuance of a minimum of 3,660,000 shares of common stock.

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




                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

                   SEC
   Exhibit      Reference
    Number        Number                            Title of Document                                Location
-------------- ------------ ------------------------------------------------------------------- -------------------

     Item 10.               Material Contracts
-------------- ------------ ------------------------------------------------------------------- -------------------
    10.23          10       Memorandum of Understanding among CARDIS Enterprises                Incorporated by
                            International B.V., CIT Canada Inc., Giesecke & Devrient Systems    reference (1)
                            Canada, Inc., Ingenico, Oasis Technology Ltd., and Schimatic Cash
                            Transactions Network.com, Inc. effective as of April 1, 2001
    10.24          10       Teaming Agreement between Oasis Technology Ltd. and Schimatic       Incorporated by
                            Cash Transactions Network.com, Inc. effective as of April 15, 2001  reference (1)
    10.25          10       WestPark Capital, Inc. Institutional Private Placement Engagement   Incorporated by
                            Agreement between Smart Chip Technologies, Inc. and WestPark        reference (1)
                            Capital, Inc. agreed to May 9, 2001
    10.26          10       Agreement for Services between Smart Chip Technologies, LLC, and    Incorporated by
                            HiTech Consulting Group, dated June 26, 2001                        reference (1)

----------------------------
(1) Incorporated by reference from Amendment No. 5 to Form 10-SB/A filed on February 14, 2002.

(b) Reports on Form 8-K: We filed the following report on Form 8-K, which related to the quarter ended June 30, 2001:

         Date of Event Reported                    Item(s) Reported
         ---------------------------     ---------------------------------------
            June 30, 2001                         Item 5. Other Events



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                SCHIMATIC Cash Transactions Network.com, Inc.


Dated:  March 5, 2002           By /s/ James A. Williams
                                  ----------------------------------------------
                                  James A. Williams
                                  President


Dated:  March 5, 2002           By /s/ Joe G. Coykendall
                                  ----------------------------------------------
                                  Joe G. Coykendall
                                  Sr. Vice President and Chief Financial Officer