Form 10QSB/A
period 2001-09-30
SCHIMATIC CASH TRANSACTIONS NETWORK COM INC
filed 2002-03-06
CIK 1100772

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               Amendment No. 1 to
                                   FORM 10-QSB

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

                                  949-916-1206
                           (Issuer's telephone number)

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

                Nine Months Ended September 30, 2001 and 2000, and the Cumulative Period During the Development Stage from February 27, 1997 (Inception) through September 30, 2001 (unaudited):

                Consolidated Balance Sheet
                Consolidated Statements of Operations
                Consolidated Statements of Cash Flows
                Notes to Consolidated Financial Statements

     Item 2     Management's Discussion and Analysis or Plan of Operation..    8


                           Part II--Other Information
     Item 1     Legal Proceedings..........................................   13
     Item 2     Changes in Securities and Use of Proceeds..................   14
     Item 3     Defaults upon Senior Securities............................   17
     Item 4     Submission of Matters to a Vote of Security Holders........   17
     Item 5     Other Information..........................................   17
     Item 6     Exhibits and Reports on Form 8-K...........................   17

                Signatures.................................................   18

                          PART I--FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS


          SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                        (A Development Stage Enterprise)
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2001
                                   (unaudited)

                                     ASSETS

CURRENT ASSETS:
     Cash                                                  $             45,393
     Other current asset                                                  3,345
                                                             -------------------
        TOTAL CURRENT ASSETS                                             48,738
                                                             -------------------
PATENTS - at cost, net                                                   29,858
                                                             -------------------
                                                           $             78,596
                                                             ===================

            LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable - IBM                                $          1,200,000
     Accounts payable - Other                                           632,714
     Accrued wages and payroll taxes                                  1,018,663
     Loans payable - shareholders                                       243,571
                                                             -------------------
        TOTAL CURRENT LIABILITIES                                     3,094,948
                                                             -------------------
CONVERTIBLE NOTES PAYABLE                                             1,203,350
                                                             -------------------
 SHAREHOLDERS' DEFICIT:
     Common stock, $.001 par value,  200,000,000 shares
        authorized, 91,068,399 shares issued and outstanding             91,069
     Additional paid-in capital                                      51,135,033
     Less: Common stock subscriptions receivable                     (2,410,827)
     Deficit accumulated during the development stage               (53,034,976)
                                                             -------------------
        TOTAL SHAREHOLDERS' DEFICIT                                  (4,219,701)
                                                             -------------------
                                                           $             78,596
                                                             ===================

                 See notes to consolidated financial statements.

          SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                       ( A Development Stage Enterprise )
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                  Three Months Ended          Nine Months Ended         Cumulative During
                                                     September 30,              September 30,        the Development Stage
                                               --------------------------  -------------------------    (February 27, 1997
                                                  2001          2000          2001          2000       to September 30, 2001)
                                               ------------  ------------  ------------  -----------   -------------------
                                               (Restated -                 (Restated -
                                               See Note 1)                 See Note 1)
REVENUE                                      $           -  $          -  $          -  $         -  $                  -

EXPENSES:
    Research and development                     3,262,639     1,422,381     4,741,672    3,199,704            19,620,746
    Selling, general and administrative          3,349,106     1,504,906     5,205,496    3,289,601            28,394,709
    Depreciation and amortization                    1,500        21,837        61,746       65,511               362,817
    Write-off of common stock subscription receiv1,125,000             -     1,125,000            -             1,125,000
    Loss on impairment of assets                         -             -             -            -               675,546
    Interest expense                               751,630        35,150     1,378,638      129,992             1,924,948
                                               ------------  ------------  ------------  -----------   -------------------
       TOTAL EXPENSES                            8,489,875     2,984,274    12,512,552    6,684,808            52,103,766
                                               ------------  ------------  ------------  -----------   -------------------
LOSS BEFORE EXTRAORDINARY ITEM                  (8,489,875)   (2,984,274)  (12,512,552)  (6,684,808)          (52,103,766)

EXTRAORDINARY ITEM - GAIN (LOSS) ON
    EXTINGUISHMENT OF DEBT                               -             -       770,000   (1,369,960)             (931,210)
                                               ------------  ------------  ------------  -----------   -------------------
NET LOSS                                     $  (8,489,875) $ (2,984,274) $(11,742,552) $(8,054,768) $        (53,034,976)
                                               ============  ============  ============  ===========   ===================
NET LOSS PER SHARE, BASIC AND DILUTED:
    BEFORE EXTRAORDINARY ITEM                $       (0.11) $      (0.05) $      (0.18) $     (0.14)
    EXTRAORDINARY ITEM                                   -             -          0.01        (0.03)
                                               ------------  ------------  ------------  -----------
TOTAL NET LOSS PER SHARE, BASIC AND DILUTED  $       (0.11) $      (0.05) $      (0.17) $     (0.17)
                                               ============  ============  ============  ===========
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING, BASIC AND DILUTED           78,588,548    58,965,762    68,010,519   48,160,489
                                               ============  ============  ============  ===========

                 See notes to consolidated financial statements.

          SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARY
                        ( A Development Stage Enterprise)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                            Nine Months Ended         Cumulative During
                                                              September 30,         the Development Stage
                                                        ---------------------------   (February 27, 1997
                                                           2001           2000       to September 30, 2001)
                                                        ------------  -------------  --------------------
                                                        (Restated -
                                                        See Note 1)
   CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                         $ (11,742,552)$   (8,054,768)$         (53,034,976)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
        Depreciation and amortization                        61,746         65,511               362,817
        Stock option compensation                         6,298,761      3,041,456             9,866,696
        Common stock issued for services                    486,184      1,038,260            24,041,851
        Common stock issued for interest expense          1,369,740              -             1,490,569
        Common stock issued to settle CardOne claim       1,333,980              -             1,642,869
        Write-off of common stock subscription receivable 1,125,000              -             1,125,000
        Gain (Loss) on extinguishment of debt              (770,000)     1,369,960               931,210
        Loss on impairment of assets                              -              -               675,546
     Changes in current assets and liabilities:
       Other assets                                          (3,346)        (6,955)               26,672
       Accounts payable and accrued expenses                811,645        958,730             5,441,120
                                                        ------------  -------------  --------------------
   NET CASH USED IN OPERATING ACTIVITIES                 (1,028,842)    (1,587,806)           (7,430,625)
                                                        ------------  -------------  --------------------
   CASH FLOWS FROM INVESTING ACTIVITIES:
       Acquisition of property and equipment                      -        (63,359)             (347,349)
       Acquisition of patents                                     -              -               (46,854)
       Investment in real estate joint venture                    -              -               (36,515)
                                                        ------------  -------------  --------------------
   CASH USED IN INVESTING ACTIVITIES                              -        (63,359)             (430,718)
                                                        ------------  -------------  --------------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from  loans payable - shareholders                -              -               498,571
       Proceeds from (Repayment of) notes payable           968,350        (78,000)            1,578,350
       Proceeds from common stock subscriptions receivable  100,000              -               100,000
       Sales of common stock                                      -      1,876,397             5,729,815
                                                        ------------  -------------  --------------------
   NET CASH PROVIDED BY FINANCING ACTIVITIES              1,068,350      1,798,397             7,906,736
                                                        ------------  -------------  --------------------
   NET INCREASE IN CASH                                      39,508        147,232                45,393

   CASH AT BEGINNING OF PERIOD                                5,884          6,002                     -
                                                        ------------  -------------  --------------------
   CASH AT END OF PERIOD                              $      45,393 $      153,234 $              45,393
                                                        ============  =============  ====================

                SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

     CASH PAID DURING THE YEAR FOR:
          Interest                                    $       1,875 $            - $               1,875
                                                        ============  =============  ====================
          Income taxes                                $           - $            - $                   -
                                                        ============  =============  ====================


     NON-CASH FLOW FINANCING AND INVESTING ACTIVITIES:
          Issuance of common stock for debt           $           - $      250,000 $             250,000
                                                        ============  =============  ====================
          Stock options granted for accrued wages     $     919,197 $            - $             919,197
                                                        ============  =============  ====================
          Issuance of common stock for investment in
                real estate joint venture             $           - $            - $             510,516
                                                        ============  =============  ====================
          Issuance of common stock for equipment      $           - $            - $               8,000
                                                        ============  =============  ====================
          Issuance of common stock for IC One, Inc.   $           - $            - $              42,674
                                                        ============  =============  ====================
          Issuance of common stock for shareholder's l$an   255,000 $            - $             405,000
                                                        ============  =============  ====================
          Issuance of common stock for software       $           - $            - $             115,000
                                                        ============  =============  ====================
          Issuance of common stock for notes receivabl$   1,335,827 $            - $           2,510,827
                                                        ============  =============  ====================

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

     The Company has identified certain transactions that have not been properly recorded during the nine months ended September 30, 2001. First, the Company has incorrectly valued common stock issued for services as a result of overstating the number of shares issued in the nine months ended September 30, 2001. Second, the Company had not recorded the issuance of common stock for accrued director fees of $432,700, taxes payable of $40,128 and additional depreciation of $1,200. Third, the Company had not recorded the issuance of common stock valued at $1,333,980 to settle potential claims against IC One (see Note 4). Therefore, the Company has recorded the common stock issued for accrued director fees, settlement of potential claims, the taxes payable and depreciation expense, as well as adjusted the amount recorded for services from $579,194 to $486,184, including an adjustment of $25,028 that corrects a misclassification on the statement of operations. In addition, the Company incorrectly calculated the weighted average number of common shares outstanding in the period as a result of overstating the number of shares issued and outstanding in the nine months ended September 30, 2001.

     As a result the Company had understated the net loss by $1,257,270 and loss per share by $0.03 in the nine months ended September 30, 2001, and the restatement has been reflected in the Company's statement of operations as follows:


                                                                   As Previously
                                                   As Restated        Reported
                                                   ------------     ------------
     Revenue                                    $             -   $           -
     Expenses                                        12,512,522      11,255,252
                                                   ------------     ------------
     Loss before extraordinary item                 (12,512,522)    (11,255,252)
     Extraordinary item                                 770,000         770,000
                                                   ------------    -------------
     Net loss                                       (11,742,522)    (10,485,252)
                                                   ============    =============
     Net loss per share, basic and diluted:
          Before extraordinary item             $         (0.18)  $       (0.15)
          Extraordinary item                               0.01            0.01
                                                   ------------    -------------
     Net loss per share, basic and diluted      $        (0.17)   $       (0.14)
                                                   ============    =============
     Weighted average number of common shares
           outstanding, basic and diluted           68,010,519       76,899,697
                                                   ============    =============

2.   INTANGIBLE ASSETS
     -----------------

     At September 30, intangible asset consists of:

                                        Useful Life                    2001
                                  -----------------------      -----------------
     Patents                            14 years            $          $ 46,854
     Less: Accumulated amortization                                     (16,996)
                                                               -----------------
                                                            $            29,858
                                                               =================

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

4.       SHAREHOLDERS' DEFICIT

     In the nine months ended September 30, 2001, the Company issued 30,831,676 shares of common stock. Included in this total are 8,093,194 shares issued for interest on convertible notes of $1,369,740, 2,603,602 shares issued for financial, development and administrative services of $486,184, and 335,000 shares issued for accrued director fees of $432,700.

     In July, August and September 2001, the Company issued a total of 7,295,020 shares of common stock in consideration of waivers and releases from persons known to have had potential claims against IC One in 1999. The Company has valued the common stock based on the traded market price on the date of issuance and recorded $1,333,980 of legal and settlement fees.

     In July 2001, the officers, including the Chairman of the Board, and employees exercised their options to purchase 12,428,333 shares of common stock. In connection with the exercise, the optionees delivered nonrecourse promissory notes of $1,335,827, after crediting the $255,000 owed to the Chairman of the Board. Further, 76,527 shares were issued as an adjustment to the exchange ratio for the acquisition of IC One, Inc., with an aggregate par value of $77. The Company has valued the shares issued based on the traded market price on the date of issuance as this was considered a more reliable measure than the value of services received.

     During 2000, the Company's Board of Directors granted options for the purchase of 13,298,333 shares of its common stock to officers, directors and employees of the Company. The exercise prices for such options ranged from $0.48 to $0.80 per share, of which 8,298,333 options were granted below the traded market price on the date of the grant. All the options expire at the end of 10 years from the date of grant and vested during the nine months ended September 30, 2001.

     In January and July 2001, the Company's Board of Directors granted options for the purchase of 10,321,783 shares of its common stock to officers, directors and employees of the Company, including 9,191,970 options granted to officers and directors in exchange for settlement of $919,197 of accrued wages. The exercise prices for such options ranged from $0.10 to $0.22 per share, and the options were granted below the traded market price and vested during the nine months ended September 30, 2001. All the options expire at the end of four years from the date of grant.

     As a result of the options granted below the traded market price in 2000 and 2001, the Company has recorded stock option compensation of $6,298,761 in the nine months ended September 30, 2001.

     In July 2001, the Company reached an agreement with a former employee in settlement of disputed terms of a note receivable pursuant to a stock purchase agreement entered into by IC One, Inc. in 1998. Under this agreement, the Company agreed to accept payments totaling $175,000, of which $100,000 was received in July 2001, and the balance is due by December 31, 2001, in full satisfaction of the $1,300,000 in common stock subscriptions receivable (see Note 6). Therefore, the Company has recorded a write-off of $1,125,000 in common stock subscriptions receivable.

5.   EXTRAORDINARY GAIN
     ------------------

     In June 2001, the Company reached an agreement with IBM to reduce the balance of accounts payable to IBM and as a result recorded a gain from extinguishments of debt of $770,000.

6.   SUBSEQUENT EVENT
     ----------------

     In October and November 2001, the Company issued additional convertible notes payable of $485,000. The terms of the convertible notes are substantially the same as those issued through September 2001 (see Note 3).

     In January 2002, the Company received the balance of $75,000 due on the common stock subscriptions receivable (see Note 4).



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

Historical Results

         Results of Operations

We have been in the development stage during the period since inception. See
Note 1 of Notes to Consolidated Financial Statements in the annual report on Form 10-KSB/A for the year ended December 31, 2000 and 1999, and the cumulative period during the development stage from February 27, 1997 (Inception) through December 31, 2000, for a discussion of the reverse acquisition accounting. From February 27, 1997 (Inception) until September 30, 2001, we incurred total expenses of approximately $52,104,000, including approximately $19,621,000 for research and development leading to creation of our patents, software and intellectual property. Of the approximately $52.1 million of total expenses, approximately $25.5 million represents the value of compensation for services and interest expense paid for by the issuance of common stock. The balance of the expenses was funded through the sale of securities and through increases in liabilities.

During the nine months ended September 30, 2001, we incurred total expenses of approximately $12,513,000, compared to approximately $6,685,000 in the same period in 2000. The year 2001 total expenses include approximately $6,299,000 of noncash expense related to accounting for stock option compensation, compared to approximately $3,041,000 in the same period in 2000. Comparable other expenses excluding the stock option compensation were approximately $6,214,000 in 2001, compared to approximately $3,644,000 in the same period in 2000. At the current time, we are operating at a level that will require approximately $250,000 per month, including minimum amounts of reduction in the current liabilities of our subsidiary, IC One, Inc.

         Current Liabilities and Debt Reduction Plan

We have experienced severe cash shortages and inability to pay our obligations on a timely basis. Through September 30, 2001, we had incurred approximately $3,094,000 of unpaid current liabilities, including $1,200,000 payable to IBM. During the nine months ended September 30, 2001, we have reached negotiated settlements or agreed to issue stock options to reduce liabilities by a total of approximately $2,010,000. See Note 16 of the Notes to Consolidated Financial

Statements in the annual report on Form 10-KSB/A for the year ended December 31, 2000 and 1999, and the cumulative period during the development stage from February 27, 1997 (Inception) through December 31, 2000, for an additional description of these transactions. We estimate that, at the date of filing of this report, current liabilities total approximately $3,091,000, including approximately $1,060,000 payable to IBM and approximately $337,000 owed to officers or directors. The remaining approximately $1,694,000 of current liabilities are to vendors and other unaffiliated creditors. Substantially all of the current liabilities are past due.

         External Funding

We have been able to raise capital through the issuance of our common stock and convertible debt securities through private placements. During the nine months ended September 30, 2001, we raised approximately $968,000 from the issuance of convertible notes payable, paid for services and compensation by issuing common stock valued at approximately $486,000 (other than stock option compensation amounts) and issued common stock for interest expense of approximately $1,370,000.

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

Management's plans with respect to these matters include continuing to restructure or renegotiate current liabilities, the issuance of additional debt or equity securities in order to raise additional funds and ultimately generating revenue from the marketing plan now being implemented. In the event we are unable to raise necessary funds from external sources, we will seek additional forbearance agreements, continue to defer executive employee compensation and seek to obtain necessary services through the issuance of common stock. Management expects to incur substantial additional losses for the foreseeable future. We will also rely increasingly on strategic alliances with others that might assume responsibility for financing specific required development tasks; thus, reducing our financial requirements for the exploitation of our intellectual properties.

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

Marilyn Grish

On September 18, 2001, we were served with a summons and complaint for an action filed by Marilyn Grish in the Third Judicial District Court, Salt Lake County, Utah, entitled Grish v. SCHIMATIC Cash Transactions Network.com aka SCTN dba Smart Chip Technologies, Inc. fka IC One, Inc., civil no. 010907398, for breach of contract and seeking unspecified damages. On October 12, 2001, we filed our answer and a counterclaim against Ms. Grish and intend to defend this matter vigorously.

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

Common Stock Sales

     Services

During the quarter ended September 30, 2001, the Company issued 588,291 shares of common stock to a total of three purchasers, one of whom was an officer or director of the Company, one of whom was an accredited investor, and one of whom was a nonaccredited investor, in consideration of legal and other services rendered. The market price on such dates ranged from $0.25 to $0.10. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients acknowledged in writing that the securities constituted restricted securities and consented to a legend on the certificates to be issued and stop transfer instructions with the transfer agent.

During the quarter ended September 30, 2001, the Company issued 851,684 shares of common stock to five current or former employees, each of whom was an accredited investor, for claims regarding services under their employment agreements at times when the price for the common stock ranged from $0.25 to $0.10 per share. Each transaction was negotiated by one or more executive officers of the Company. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients acknowledged in writing that they were receiving restricted securities and consented to a legend on the certificates issued and stop transfer instructions with the transfer agent.

     Issuance of Stock for Interest Expense

During the quarter ended September 30, 2001, the Company issued 1,793,367 shares of common stock with an aggregate value of $749,740 and an average per share value of $0.15, as interest expense to 16 holders of the Limited Recourse Convertible Promissory Notes convertible into common stock described below, each of whom was an accredited investor. The average month-end market price of the Company's common stock ranged from $0.25 to $0.17 during this period.

     Issuance of Limited Recourse Promissory Notes Convertible into Common Stock

During the quarter ended September 30, 2001, the Company issued $493,350 in aggregate principal amount of limited recourse promissory notes convertible into common stock of the Company. Net proceeds from the sale of these notes are to be used for specific continuing operating requirements and not to pay past due liabilities. The convertible notes bear monthly interest at rates from ranging 20% to 25%, payable in additional shares of common stock at a price of either $0.20 or $0.366 per share, or if lower, computed based on the then-market price for the common stock in the over-the-counter market. The convertible notes are redeemable at the option of the Company, unless the investor elects to convert all or any part of the principal amount of the convertible notes into additional shares of common stock. In certain cases, the Company has agreed not to redeem the convertible notes until such time as the investors have the right to convert their interest and principal into an agreed minimum number of shares. During the quarter ended September 30, 2001, the Company issued an aggregate of 4,930,907 shares in payment of $749,740 in interest accruing on these notes.

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

Options

         Grants

The Company has granted options as follows:


                                                                  Exercise Price
Name                     Effective Date      Number of Shares      as Granted
-------                 ------------------ ---------------------  --------------
Officers and Directors
David J. Simon             07/01/2001          2,055,000             $0.10
James A. Williams          07/01/2001          1,429,970              0.10
Joe G. Coykendall          07/01/2001          1,112,500              0.10
Peter J. Bennee            07/01/2001          1,049,500              0.10
Richard T. Hauge           07/01/2001            940,000              0.10
John D. Hipsley            07/01/2001            940,000              0.10
Philip J. Voelker          07/01/2001            780,000              0.10
Donna M. Kreutz            07/01/2001            885,000              0.10
Other Employees            07/01/2001            579,813              0.10

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


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

                   SEC
   Exhibit      Reference
    Number        Number                            Title of Document                                Location
-------------- ------------ ------------------------------------------------------------------- -------------------

     Item 10.               Material Contracts
-------------- ------------ ------------------------------------------------------------------- -------------------
    10.03          10       Settlement and Release Agreement between SCHIMATIC Cash             Incorporated by
                            Transactions Network.com, Inc. and International Business           reference (1)
                            Machines Corporation dated August 2, 2001
    10.08          10       Office Building Lease, 740 East 3900 South, Salt Lake City, Utah,   Incorporated by
                            between Big M Investments & MDF 740 E LLC and Schimatic Cash        reference (1)
                            Transaction Network.com, Inc. dated August 29, 2001
    10.13          10       Letter to Officers dated July 1, 2001, relating to options to       Incorporated by
                            purchase shares (with related schedule)                             reference (1)
    10.27          10       Memorandum of Understanding between Schimatic Cash Transactions     Incorporated by
                            Network.com, Inc. and Welcome Real-Time effective July 6th, 2001    reference (2)
    10.28          10       Letter of Intent re Solstice Alliance from Oasis Technology, Ltd.   Incorporated by
                            to The Bank of Nova Scotia dated July 18, 2001                      reference (2)
    10.29          10       Sublease between Smart Chip Technologies, LLC and e-dn.com, Inc.    Incorporated by
                            dated September 4, 2001                                             reference (2)
-----------------------------

(1) Incorporated by reference from Amendment No. 3 to Form 10-SB/A filed on September 10, 2001.
(2) Incorporated by reference from Amendment No. 5 to Form 10-SB/A filed on February 14, 2002.

(b)      Reports on Form 8-K:    During the quarter ended September 30, 2001, we
filed the following report on Form 8-K:

     Date of Event Reported                         Item(s) Reported
-----------------------------------      ---------------------------------------
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