Form 10KSB
period 2002-12-31
SCHIMATIC CASH TRANSACTIONS NETWORK COM INC
filed 2004-07-23
CIK 1100772

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                         Commission File Number 0-30632

                  SCHIMATIC Cash Transactions Network.com, Inc.
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

                 Florida                                  88-0415947
     --------------------------------                 -------------------
     (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                  Identification No.)

                330 East Warm Springs Road
                     Las Vegas, Nevada                      89119
         ----------------------------------------         ----------
         (Address of principal executive offices)         (Zip Code)

                                 (702) 837-3594
                           --------------------------
                           (Issuer's telephone number)

Securities registered pursuant to Section 12(b) of the Exchange Act:

   Title of each class                 Name of each exchange on which registered
   -------------------                 -----------------------------------------
          None                                             None

Securities registered pursuant to Section 12(g) of the Exchange Act:

                         Common Stock, Par Value $0.001
                         -------------------------------
                                (Title of Class)

                                       N/a
          ------------------------------------------------------------
          (Former name or former address, if changed since last report)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year.  None.

         State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of July 2, 2004, the approximate aggregate market value of the voting and nonvoting common equity held by nonaffiliates of the issuer was $12,500,000.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of July 2, 2004, issuer had 153,820,788 shares of issued and outstanding common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                  SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
                        (A Development Stage Enterprise)



                           TABLE OF CONTENTS

  Item                            Description                              Pages

         Special Introductory Notes                                          1

                                     Part I
Item 1   Description of Business                                             2
Item 2   Description of Property                                             5
Item 3   Legal Proceedings                                                   5
Item 4   Submission of Matters to a Vote of Security Holders                 8

                                     Part II
Item 5   Market for Common Equity and Related Stockholder Matters            9
Item 6   Management's Discussion and Analysis or Plan of Operation          14
Item 7   Financial Statements                                               19
Item 8   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                             20

                                    Part III
Item 9   Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                21
Item 10  Executive Compensation                                             23
Item 11  Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters                                  25
Item 12  Certain Relationships and Related Transactions                     26
Item 13  Exhibits and Reports on Form 8-K                                   27
Item 14  Controls and Procedures                                            31

         Signatures                                                         32
         Certifications                                                     33

                           SPECIAL INTRODUCTORY NOTES

Forward-Looking Information

         This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on our beliefs and assumptions, and on information currently available to us. The words "anticipated," "believe," "expect," "plan," "intended," "seek," "estimate," "project," "could," "may," and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our current views with respect to future events and financial performance and involves risks and uncertainties, including general economic and business conditions, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control. Our future results and stockholder values may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Securities Exchange Act.

Filing of Delinquent Reports

         This report is one of a number of periodic reports for the year ended December 31, 2002, and subsequent periods that we are filing under Section 13 of the Securities Exchange Act after their respective due dates. This report contains information for the period to which this report relates, but does not contain all information covering periods subsequent to the report period. For information covering other periods, please see the applicable reports for such period.

                                     PART I


                         ITEM 1. DESCRIPTION OF BUSINESS

Overview

         SCHIMATIC Cash Transactions Network.com, Inc. (the "Company") was originally incorporated in the State of Florida under the name of Apple Tree Capital Corp. on October 4, 1996. Apple Tree Capital Corp. never had any assets or commenced operations.

         On November 12, 1998, Apple Tree simultaneously acquired Schimatic Technologies, Inc. and R & D Technology Inc., two privately held Nevada Corporations.

         Schimatic Technologies, Inc. had been organized principally based on a business model for the future development of a freestanding Internet kiosk capable of economical domestic and international funds transfers. R & D Technology, Inc. had been organized based on a business model for the future development of technology for the three-dimensional, virtual reality presentation of products in freestanding Internet kiosks for online shopping.

         In September 1999, SCHIMATIC Cash Transactions Network.com, Inc. acquired the business and assets of IC One, Inc., a developer of smart-card technologies. The acquisition of IC One was treated as a reverse acquisition under the purchase method of accounting in which the combination was reported as a recapitalization of IC One. IC One is treated as the continuing entity for accounting purposes, and the historical financial statements presented, including the statement of stockholders' equity, are those of IC One. IC One was deemed the acquirer and successor company. The key assets acquired with IC One were patents and pending patents in the United States and other countries.

         With the acquisition of IC One, we commenced efforts to complete commercialization of smart-card-based loyalty programs and ancillary services and products as described in this document.

Products and Services Development

         Our products and services are designed to operate in conjunction with a variety of business applications, the largest being the retail payments industry. This industry is comprised of retail merchants and the infrastructure of banks and other financial institutions, and card associations and technology suppliers that enable them to process payment transactions.

         We anticipate that our software will be used to support these major business sectors:

         o Technology suppliers provide the centralized systems and services to process the electronic payment transactions. Large issuing banks frequently process their own charge card and electronic payments transactions, while smaller banks and other financial institutions outsource processing. Large processors have established market dominance through consolidation and subsequent economies of scale. Merchants pay fees to the banks for the privilege of accepting credit cards.

         o Retail merchants use discounts, points programs and other incentives to differentiate themselves from their competitors and to increase loyalty in the form of repeat spending. These programs are typically tied to the amount or frequency of customer spending, with the most prominent ones directly tied to a credit or debit card. Additionally, many other segments of the payments industry, such as the hospitality and travel industries, have programs designed to award points for each dollar spent that can be redeemed for free or upgraded goods or services.

         We believe that the retail industry as well as various other segments are in the initial stages of adopting smart cards and wireless devices to replace the magnetic-stripped cards that have existed in the marketplace for nearly 30 years. As this transition occurs, we believe there is an opportunity to market our loyalty program software to the various organizations that comprise the industry. We anticipate the majority of our revenue will come from marketing our software to the organizations that provide the loyalty system infrastructure as an adjunct to the electronic payments process. This includes card manufacturers, point-of-sale, or POS, terminal providers, banks and other financial institutions, third-party payment processors, card associations and other software suppliers. In some cases, we expect that our customers may also include retail merchants or other businesses that wish to sponsor their own loyalty programs.

         The electronic payment industry is very mature, and because our software is compatible with existing magnetic-stripped card technology as well as smart cards, we believe our software and intellectual property provide a potential solution for those wishing to migrate from magnetic-strip cards to smart cards or other smart devices in order to grant loyalty rewards and incentives.

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

         In addition to the payments industry, we anticipate significant and increased demand for more powerful and effective smart-card-based loyalty programs in other industries such as gaming, transit, identification, access and health care. We are actively seeking to introduce our intellectual property in these other markets.

         We believe that we are able to offer services that fill these needs for all of the aforementioned industry segments.

Strategic Alliances

         We have developed and will continue to seek strategic relationships with industry participants that may provide an alternate channel to deliver our products and services by expanding our market reach and creating incentives through revenue or technology sharing with strategic partners. We have established the following strategic alliances.

         Airos Group

         We entered into an agreement with Airos Group to complete the current software development and integration services on the Ingenico terminal for Scotiabank. Airos Group's primary focus is system integration, software development, and quality assurance for the financial services industry with a focus on smart card and payment terminals. Airos Group has provided integration and development services to a variety of clients. In 2003, we replaced the above agreement with a new agreement to complete the development of all product components, including the card, terminal and host processing, plus integration and customization services.

         Giesecke & Devrient GmbH

         Giesecke & Devrient GmbH, Munich, Germany, is an international technology group with a range of international electronic payments products and services that supplies bank notes and security documents; bank note, security paper and currency automation systems; as well as cards, components and complete multifunctional, smart-card systems for electronic payments and telecommunications. In 2001, we agreed with Giesecke & Devrient to cooperatively market its smart chip cards and operating systems and our loyalty applications. Details of specific marketing efforts as well as product sharing arrangements are to be negotiated on a case-by-case basis.

Intellectual Property

         Our intellectual property consists of software applications and a system built around our process and methodology patents and includes application software for loyalty programs that reside on cards or other portable electronic devices and the terminals for the processing of loyalty and payments. We also have a centralized processing system for loyalty program management and accounting that can be used for our own loyalty customers and licensed to other electronic payment processors that offer loyalty programs.

Patents

         We have U.S. Patent No. 5806045, issued on September 8, 1998, with prior patent filings dating back to February 1994. Since that time, the patent has also been issued in Australia (Patent No. 703349, October 1999), Mexico (Patent No. 96/03161, November 2000), and Japan (Patent No. 3416141) and has recently been approved in Canada. We refer to these patents issued or pending collectively as the "patents."

         The patents are entitled: "Method and System for Allocating and Redeeming Incentive Credits between a Portable Device and a Base Device," and cover processes or methodologies associated with storing and redeeming loyalty credits and incentives on a portable device and interacting with a base device to calculate the amount of loyalty units to be credited or redeemed.

Trademarks, Copyrights and Trade Secrets

         We also rely on the protections afforded our intellectual property under copyright, trademark and trade secret laws. We market or may market products or services under the following trademarks:

         o        E-LLEGIANCE(TM) for our smart-card-based loyalty applications;

         o LOYALTY CENTRAL(TM) for our loyalty program management, transaction processing and accounting centralized processing services;

         o LOYALTYCENTRAL.COM(TM) for our loyalty program management user interface; and

         o SMART BANK(R) for specialized products services for marketing to the financial services and banking industries.

Research and Development Program

         We incurred expenses of approximately $1.8 million and $5.6 million on research and development during 2002 and 2001, respectively. The payment for such services were satisfied primarily through the issuance of either stock or stock options.

Competition

         Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases, and significantly greater financial, technical and marketing resources than we have. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, and make more attractive offers to potential employees and distribution partners. We believe that we can compete effectively, because we will offer our clients certain capabilities that are protected by our patents that our competition cannot offer without infringing our patents. However, patents can be difficult to defend and there can be no assurance that our competitors will not develop products and services that are equal or superior to ours, or that we can achieve greater market acceptance than our competitors.

Employees

         We currently have four full-time employees including officers. Three are located in the Salt Lake City, Utah office and one in the Las Vegas, Nevada office.


                         ITEM 2. DESCRIPTION OF PROPERTY

         We rent our principal executive offices located at 330 East Warm Springs Road, Las Vegas, Nevada, 89119, and an administrative office at 7190 South State Street, #216, Salt Lake City, Utah 84047, on a month-to-month basis, for combined rent of $7,500 per year. These facilities are adequate for our foreseeable needs.


                            ITEM 3. LEGAL PROCEEDINGS

         We are not a party to any material legal proceedings, and to our knowledge, no such legal proceedings have been threatened against us, except as follows:

Quint Star Management

         On August 30, 1999, Quint Star Management, Inc. initiated an action in the Third Judicial District Court, Salt Lake City, Utah, against IC One, Inc., Arthur D. Bennett and Peter J. Bennee, for unpaid rent and related charges, plus costs and attorney's fees, under the lease on our former principal executive offices in Salt Lake City, Utah. Quint Star Management, Inc. vs. IC One, Inc., Arthur D. Bennett, and Peter Bennee (case no. 990908764EV). Following the entry of judgment against IC One for $50,541 on December 7, 2000, IC One reached a payment arrangement under which we are obligated to pay $5,000 per month, plus ongoing obligations under the lease. The settlement obligation is guaranteed by the parent, SCHIMATIC Cash Transactions Network.com, Inc., and is secured by the equipment, inventory, accounts and chattel paper of both the parent and IC One. We are currently in default in our obligations under this agreement. Upon the expiration of the lease, an amended judgment of $222,765 (a provision has been provided for in the financial statements) was entered to reflect the additional unpaid rent, interest and attorney's fees.

Marilyn Grish

         On September 18, 2001, we were served with a summons and complaint for an action filed by Marilyn Grish in the Third Judicial District Court, Salt Lake County, Utah, entitled Grish v. SCHIMATIC Cash Transactions Network.com a/k/a SCTN d/b/a Smart Chip Technologies, Inc. f/k/a IC One, Inc., civil no. 010907398, for breach of an independent contractor's contract and seeking unspecified damages. On October 12, 2001, we filed our answer and a counterclaim against Ms. Grish and intend to defend this matter vigorously. Ms. Grish has taken no further action in this case and the court has indicated that, unless Ms. Grish certifies she is ready for trial by August 4, 2004, the case will be dismissed.

Eximsoft International, LLC and Eximsoft Technologies Pvt. Ltd.

         In October 2001, IC One, Inc. entered into a settlement agreement with Eximsoft International, LLC and Eximsoft Technologies Pvt. Ltd. to resolve claims by the Eximsoft entities that IC One had contracted and received computer software development and programming services and had failed to pay as agreed. IC One agreed to pay $30,000 and provided Eximsoft with a confession of judgment that could be filed in the Third District Court in Salt Lake City, Utah, in the event that IC One failed to make the agreed payments. IC One paid the agreed $30,000 and the original confession of judgment was returned by Eximsoft to us in November 2003.

Trutek

         In October 2001, IC One, Inc. entered into a release and settlement agreement with Logitek, Inc. d/b/a Trutek to resolve claims that Logitek had performed services for IC One for which payment had not been made. Under the terms of the settlement agreement, IC One executed a promissory note in the amount of $28,770 and issued to Logitek 300,000 shares of restricted common stock valued at $0.10 per share. The promissory note was settled in June 2002 for 402,429 shares of restricted common stock.

Federal Express Revenue Recovery

         In June 2002, Federal Express Revenue Recovery filed a claim in the Third Judicial District Court in Sandy, Utah, seeking to recover for air courier services it claimed were provided but unpaid. We filed an answer in July 2002, and the matter was settled for the sum of $3,000 in October 2002.

CIT Canada Inc

         On August 6, 2002, CIT Canada Inc., North York, Ontario, filed suit in Ontario, Canada against us seeking to recover payment for services rendered in software customization. The court dismissed the suit based on plaintiff's failure to appear and awarded us costs of $6,774. We have demanded payment of those costs, but have not received a response.

Sandy Lueck

         On August 16, 2002, Sandra Lueck initiated an action against SCHIMATIC Cash Transactions Network.com, Inc. d/b/a Smart Chip Technologies, Smart Chip Technologies L.L.C., and IC One, Inc., in the Third Judicial District Court for Salt Lake County, Utah, civil no. 02 090 7889, for unpaid wages, interest, costs and attorney's fees. On October 31, 2002, judgment was entered against defendants SCHIMATIC Cash Transactions Network.com, Inc. d/b/a Smart Chip Technologies and Smart Chip Technologies L.L.C. in the amounts of $11,400 for unpaid wages, $3,300 as a continuation of wages, court costs and attorney's fees of $1,753, and interest from the date of judgment until paid in full. In June 2003, we entered into a release and settlement agreement compromising, resolving, and settling all matters and issues between the parties. We paid a total of $18,750 and a satisfaction of judgment was filed with the Third Judicial District Court on October 14, 2003.

Greg Morrison

         On April 4, 2003, Greg Morrison initiated an action against Smart Chip Technologies, L.L.C., in the Third Judicial District Court for Salt Lake County, Utah, civil no. 03 090 7550, for unpaid wages in the amount of $7,948, unpaid reimbursement expenses totaling $11,868, interest on those amounts from the date of termination, court costs and attorney's fees. We agreed to pay Mr. Morrison a total of $7,500 to resolve this matter. The final payment under the agreement is due on or before July 31, 2004, at which time the matter will be dismissed.

James E. Biorge

         We are reviewing, with the advice of legal counsel, whether we have legal claims that may be asserted against James E. Biorge, a founder and officer and director of IC One at the time it was acquired in September 1999. At the time of such acquisition, we set aside in a special trust approximately 7.8 million shares of common stock to be used to resolve claims that may be asserted against IC One by persons claiming an interest in or claim against IC One as a successor-in-interest to the assets, operations and liabilities of CardOne, which Mr. Biorge had also been instrumental in founding and which had been involved in the initial development of the intellectual properties subsequently acquired by IC One before IC One was acquired by us. We believe that all or a portion of the 7.8 million shares then reserved to satisfy such claims, all of which have subsequently been used for such purpose, should properly be the responsibility of Mr. Biorge. In 1999 we advised Mr. Biorge that we intended to assert a claim against him to hold him responsible for the 7.8 million shares to satisfy CardOne related liabilities as well as other damages and that we would offset our claims against shares to be issued to him, reserving the right to seek such further damages. After we made such assertions in 1999, Mr. Biorge refused to accept certificates for 11,503,138 shares of our common stock to which he otherwise may have been entitled to receive in exchange for his stock in IC One. Mr. Biorge has not initiated any legal proceeding to recover the shares we retained in 1999 as a partial offset against our claims against him, and in December 2003, we cancelled the 11,503,138 shares. We do not believe that it is probable that Mr. Biorge will assert any claim against us for the shares cancelled or other damages. If he does, we intend to assert and pursue vigorously offsetting defenses and believe that there is a reasonable possibility that the outcome of any claim, if asserted, would not be unfavorable to us. We may pursue claims against Mr. Biorge and seek damages in addition to cancellation of the shares.

CardOne Development Company and CardOne Corporation

         As of July 31, 2002, Messrs. Hauge and Hipsley ceased their employment with us and signed agreements to accept their compensation on a deferred basis. In December 2002, they signed additional agreements releasing all rights to any claims based on the CardOne entities, terminating their association with the Company, and agreed to accept options to purchase 725,000 shares of common stock each. In addition, the Company agreed to issue to Mr. Hauge 700,000 shares of our stock for work performed through December 2002.

Internal Revenue Service and Withholding Taxes

         Our wholly owned subsidiary, IC One, Inc., has received notification from the Internal Revenue Service that IC One has an unpaid liability for employment taxes and amounts withheld from employees' wages for the periods from July 1, 1999, through September 30, 2001. IC One erroneously filed an employer tax report for the quarter ended September 30, 2001, even though it did not have any employees and paid no payroll after June 30, 2001. Accordingly, IC One was not required to make federal tax deposits for the periods after June 30, 2001. The Internal Revenue Service has filed tax liens against the Company with respect to such amounts outstanding. As of December 31, 2002, the aggregate amount owed by IC One, together with applicable penalties and interest, for the period from July 1, 1999, through June 30, 2001, was approximately $569,000. We are attempting to negotiate with the Internal Revenue Service regarding payment of the amounts owed by IC One.

The total amount of unpaid employment taxes owed by the Company was approximately $1,173,000 (including interest and penalties of approximately $220,000).

Utah State Tax Commission

         The State of Utah has filed tax liens of approximately $53,000 as of December 31, 2002, for unpaid employee withholding taxes and related amounts.

California Employment Development Department

         The State of California has filed tax liens against us for unpaid employee withholding taxes and related amounts aggregating approximately $65,000 as of December 31, 2002.

Nebraska Department of Revenue

         The State of Nebraska has filed tax liens against us for unpaid employee withholding taxes and related amounts aggregating approximately $5,000 as of December 31, 2002.

Other Creditors

         From time to time, we are threatened by creditors to initiate litigation to collect amounts owed by us and reported in our financial statements. In cases in which litigation is threatened or initiated, we seek to negotiate a settlement or forbearance agreement.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of our security holders during the fourth quarter of the fiscal year ended December 31, 2002.

                                     PART II


                        ITEM 5. MARKET FOR COMMON EQUITY
                         AND RELATED STOCKHOLDER MATTERS

         Since November 1998, our common stock has been traded in the over-the-counter market and was quoted on the Over-the-Counter Electronic Bulletin Board until March 2000. Thereafter, it has been quoted in the Pink Sheets published by Pink Sheets, LLC, under the symbol SCTN. The trading volume of the common stock is limited. This limited trading volume creates the potential for significant changes in the trading price of the common stock as a result of relatively minor changes in the supply and demand. It is likely that trading prices and volumes for the common stock will fluctuate in the future, without regard to our business activities.

         The following table sets forth the high and low closing bid quotations for our common stock as reported on the Over-the-Counter Electronic Bulletin Board or Pink Sheets, as appropriate, for the periods indicated, based on interdealer bid quotations, without markup, markdown, commissions or adjustments, which may not reflect actual transactions:

                                                       High        Low
                                                    ----------  -----------
2003
     Quarter ended December 31 .................      $0.175      $0.055
     Quarter ended September 30.................       0.170       0.029
     Quarter ended June 30......................       0.090       0.045
    Quarter ended March 31......................       0.065       0.045

2002
     Quarter ended December 31..................      $0.094      $0.040
     Quarter ended September 30.................       0.111       0.051
     Quarter ended June 30......................       0.133       0.055
    Quarter ended March 31......................       0.200       0.110

2001
    Quarter ended December 31...................      $0.280      $0.155
    Quarter ended September 30..................       0.230       0.160
    Quarter ended June 30.......................       0.280       0.140
    Quarter ended March 31......................       0.328       0.165

         As of the July 2, 2004, we had approximately 1,000 stockholders of record. We are unable to estimate the number of beneficial owners of our shares.

Penny Stock Regulations

         The Securities and Exchange Commission, or SEC, has promulgated rules governing over-the-counter trading in penny stocks, defined generally as securities trading below $5 per share that are not quoted on a securities exchange or Nasdaq or which do not meet other substantive criteria. Under these rules, our common stock is currently classified as a penny stock. As a penny stock, our common stock is currently subject to rules promulgated by the SEC that impose additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to sale. Further, if the price of the stock is below $5 per share and the issuer does not have $2.0 million or more net tangible assets or is not listed on a registered national securities exchange or Nasdaq, sales of such stock in the secondary trading market are subject to certain additional rules promulgated by the SEC. These rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices, and disclosure of the compensation to the broker-dealer and the salesperson working for the broker-dealer in connection with the transaction. These rules and regulations may affect the ability of broker-dealers to sell our common stock, thereby effectively limiting the liquidity of our common stock. These rules may also adversely affect the ability of persons that acquire our common stock to resell their securities in any trading market that may exist at the time of such intended sale.

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

Equity Compensation Plan Information

         As of December 31, 2002, we had issued options to purchase common stock, but had no equity compensation plan that has been approved by our stockholders. The following table shows the options issued and issuable under our equity compensation plans:

                                                                                             Number of securities
                                                                                             available for future
                                                                                             issuance under equity
                                Number of securities to be    Weighted average exercise       compensation plans
                                  issued upon exercise of       prices of outstanding        (excluding securities
        Plan Category               outstanding options                options             reflected in column (a))
------------------------------- ---------------------------- ---------------------------- ----------------------------
                                            (a)                           (b)                            (c)
                                ---------------------------- ---------------------------- ----------------------------
Equity compensation plans
  approved by stockholders...                    --                         --                            --

Equity compensation plans not
approved by security holders             43,794,809                      $0.09                            --
                                         ----------
    Total..................              43,794,809                      $0.09                            --
                                         ==========

         As of December 31, 2002, we had outstanding options granted to various current and former employees, consultants and others, including executive officers and directors, to purchase an aggregate of 43,794,809 shares (including 10,436,146 options exercised with non-recourse notes). The options were granted at various exercise prices that were at or below the market price for our common stock as of the date of grant. Such options are fully exercisable without meeting any future vesting requirements. Such options are not incentive stock options under the criteria established by the Internal Revenue Service.

         We have granted to current and former officers, directors and employees the option to convert an aggregate of $680,125 in accrued and past due salaries and consulting fees as of December 31, 2002, into an aggregate of 6,801,250 shares of common stock at such time as they may deem appropriate.

Recent Sales of Unregistered Securities

         During the year ended December 31, 2002, we issued securities without registration under the Securities Act of 1933 on the terms and circumstances described in the following paragraphs.

         Unless otherwise indicated, all transactions were the result of arm's-length negotiations. Transactions involving the issuances of securities to persons that, at the time of such transactions, were either executive officers, directors, principal stockholders, or other affiliates are noted and were not the result of arm's length negotiations. In each case of the issuance of securities to affiliates, unless otherwise noted, such affiliates purchased securities on the same terms at which securities were sold to unrelated parties in contemporaneous transactions, and such transactions were approved unanimously by the disinterested directors.

         Certificates for all securities issued in the following transactions bore a restrictive legend conspicuously on their face and stop-transfer instructions were noted respecting such certificates on our stock transfer records.

         Common Stock

                                   Transaction                                                            Number
                                   -----------                                                            ------
Common Stock Outstanding at December 31, 2001                                                           86,704,204

Satisfy Indebtedness............................................................                           157,133
   In May, July and September 2002, we issued an aggregate of 157,133 shares of common stock to three persons, each of whom was an accredited investor, in satisfaction of $57,511 in indebtedness, or approximately $0.37 per share. On the dates on which such transactions occurred during the above period, the market price for the common stock ranged between $0.05 and $0.11 per share.

Issuance of Common Stock for Interest...........................................                        49,881,651
   Each month between January and September 30, 2002, we issued common stock for an aggregate of $3,927,230 in interest accruing on our outstanding Limited
   Recourse Convertible Promissory Notes and other notes. During the period in which such stock was issued, the market price for our common stock ranged from a low of $0.05 to a high of $0.20 per share. Such stock was issued to the 38 persons holding such notes, as described under "Issuance of
   Convertible Notes" below.

   Prior to becoming a director in May of 2002, Bernard F. McHale, had invested an aggregate of $1,235,000 in us, consisting of $180,000 in common stock, $145,000 in principal amount of convertible notes that were thereafter converted into common stock, and $910,000 in principal amount of Limited
   Recourse Convertible Promissory Notes. Also prior to becoming an officer and director of the company, he had received an aggregate of 10,774,708 shares of common stock as interest on notes held by him.

Financial, Development and Administrative Services..............................                         3,415,671
   Between March and December 2002, we issued an aggregate of 3,415,671 shares of restricted common stock to five persons, each of whom was an accredited investor, as payment of $287,688 in financial, development and administrative services, or an average of approximately $0.08 per share. On the dates on which such transactions occurred during the above period, the market price for the common stock ranged between $0.05 and $0.19 per share. The recipients acknowledged in writing that they were receiving restricted securities and consented to a legend on the certificates issued and stop-transfer instructions with the transfer agent.


Cancellation of Stock Issued for Directors' Fees................................                          (185,000)
   In April and June 2002, we cancelled a total of 185,000 shares of common stock previously issued as directors' fees when the market price for our stock ranged from $0.06 to $0.13 per share.

Stock Issued for Settlements....................................................                           316,855
   In September and December, 2002, we issued a total of 316,855 shares of                             -----------
   restricted stock to two persons as a settlement of claims aggregating approximately $24,430 that we disputed. On the dates on which such transactions occurred, the market price for the common stock was $0.05 and
   $0.08 per share, for a weighted average price per share for the settlement of approximately $0.08. Such persons were informed of our business and financial condition and acknowledged that the shares constituted restricted securities taken for investment.

Common Stock Outstanding at December 31, 2002                                                          140,290,514
                                                                                                       ===========

         Issuance of Convertible Notes

At December 31, 2001, we had outstanding limited convertible notes payable of $1,982,187, bearing interest at 20% per month, which was payable in additional shares of common stock at a price of either $0.20, or if lower, computed based on the then market price for the common stock.

On September 30, 2002, the Company converted all of the limited convertible notes into secured convertible promissory notes.

At December 31, 2002, we had outstanding secured convertible notes payable of $2,507,816, bearing interest at a rate of 12% annually and secured by our intellectual property. The notes mature at various dates extending through September 2004. We have the option to repay the notes and interest in cash or convert them into common stock based on a conversion price of $.05 per share or the holder can elect to convert the notes to common stock based on the above stated conversion price. We need to raise a cumulative amount of $4.5 million to effect a conversion of the notes; however, the holders can convert their notes anytime. If we should force a conversion of these notes into common stock, then the holder will receive an additional amount equal in value to 25% of the principal amount in stock options if converted in the first year and 50% of the principal amount in stock options if converted in the second year, priced at $0.05 per share, that can be exercised within a five year period in accordance with the terms and conditions of the note.

       Limited Convertible Notes Payable:

           Limited convertible notes -  December 31, 2001         $ 1,982,187
           Notes issued during 2002                                   390,155
           Notes converted to stock during 2002                       (57,511)
           Notes converted into secured convertible
             promissory notes on September 30, 2002                (2,314,831)
                                                                  $        --
           Ending Balance - December 31, 2002                     ============

       Secured Convertible Promissory Notes Payable:

           Balance - December 31, 2001                            $         --
           Limited notes converted into secured convertible
             promissory notes on September 30, 2002                  2,314,831
           Notes issued during 2002                                    192,985
                                                                  $  2,507,816
           Ending Balance - December 31, 2002                     ============

         The offering of the above notes during 2002 was limited to 39 persons, each of whom was one or more of the following: a regular employee/consultant, an existing stockholder, or a family member or personal or business associate of an affiliate, an employee, or a then-current stockholder. Each was able to bear the financial risk of the investment. One or more of our executive officers negotiated each transaction. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwrite participated. The recipients acknowledged in writing that the notes constituted restricted securities and that any stock received on conversion would constitute restricted securities and consented to a legend on the certificates to be issued and stop-transfer instructions with the transfer agent.

         Between January and December 2002, we issued an aggregate of 49,881,651 shares as payment of $3,927,230 in interest accrued on outstanding loans to us, or an average of approximately $0.08 per share, as discussed above.

         In September 2002 we issued David Simon, an executive officer and director, a secured convertible promissory note for $310,462, with interest at 12%, as evidence of our obligation to repay him un-reimbursed expenses incurred by him on our behalf and cash advances to us.

         Prior to becoming a director in May 2002, Bernard F. McHale purchased on the same terms as sold to unaffiliated parties an aggregate of $180,000 in common stock in the year 2000, $145,000 in a convertible promissory note that was converted into stock in the year 2001, and an additional $910,000 in principal amount of Limited Recourse Convertible Promissory Notes in the years 2001 and 2002, which were converted into the same principal amount of Secured Recourse Convertible Promissory Notes on September 30, 2002.

         At December 31, 2002, convertible promissory notes were convertible into an aggregate of 50,156,325 shares of common stock. On December 31, 2002, the balance of such notes, including accrued interest, held by David Simon and Bernard F. McHale were convertible into 6,395,605 and 18,584,000 shares, respectively.

         Uncompleted Securities Transaction with CEO America

         On May 17, 2002, we signed a letter of intent with CEO America, a wholly-owned subsidiary of Consumer Economic Opportunities, whereby CEO America agreed to pay us an initial $150,000 plus $350,000 on June 20, 2002, for ownership of our patents, with exclusive rights for use of the patents being retained by us. The agreement was to include a 20% equity exchange of the two companies. On June 4, 2002, we placed an assignment of title to the patents and a certificate for 30,116,134 of our shares of common stock into an escrow in contemplation of closing the agreement. On July 2, 2002, CEO America had not delivered the additional $350,000 payment as required and had not complied with any other conditions of the escrow agreement within the time frame so designated within the letter of intent, thereby ending any possibility of issuing the shares to CEO America under the agreement. The assignment of the patent title and stock certificate remain in escrow pending either repayment of the original $150,000 to CEO America or until the matter is settled. The shares of common stock deposited in escrow are not considered to have been issued or outstanding.

Option Grants

         During the year ended December 31, 2002, we granted options to persons who were then officers or directors and others as follows:

                                                                                  Number
                           Name                              Expiration Date    of Shares      Exercise Price
-----------------------------------------------------------------------------------------------------------------
Officers and Directors
    David J. Simon(1)                                           Dec 2007          12,000,000        $0.05
    Peter Benee                                                 Dec 2007             856,250        $0.05
    Paul Christensen                                            Dec 2007             470,000        $0.05
    Other Employees (3 persons)                                 Dec 2007           3,450,000     $0.05-0.10
Consultants, Alliance Partners (4 persons)                     Mar 2005-
                                                               Dec 2012            2,427,296     $0.05-0.25
                                                                                  ----------
                                                                                  19,203,546
                                                                                  ==========

----------------
(1) Excludes options to purchase 2,000,000 shares at $0.05 per share issued to Elaine Beavon-Simon, our employee since 1998 whom Mr. Simon married in 2001. Mr. Simon may be deemed to share investment and voting power over shares.

Exemptions from Registration

         Each of the above transactions was effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act of 1933 as transactions not involving any public offering. In each case, the offering was limited and without any general solicitation, there were a limited number of investors, and the investors were sophisticated relative to an investment in the Company and able to bear the economic risks of their investment. Each transaction was negotiated with an officer of the Company to answer questions from the investors and provide additional material information requested, to the extent it could be provided without unreasonable effort or expense. The investors had access to material information of the kind that registration would provide. All certificates contained a restrictive legend and stop-transfer instructions were placed against transfer of the certificates in the absence of registration or an available exemption.


       ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         We caution readers that important facts and factors described in this Management's Discussion and Analysis of Financial Condition or Plan of Operation and elsewhere in this document sometimes have affected, and in the future could affect, our actual results, and could cause our actual results during 2002 and beyond to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

         As indicated in the Report of Independent Registered Public Accounting Firm accompanying the financial statements in this report, we have suffered recurring losses since inception, had significant negative cash flows from operations, and have a net capital deficiency that raises substantial doubt about our ability to continue as a going concern.

         Management is actively seeking additional equity or a combination of equity and debt financing from new stockholders and/or lenders. In the past, we have relied on issuing stock for outside services and for compensation to fund our operating shortfalls; however, there is no assurance that we can continue to fund a significant portion of our operating needs in this manner. In addition, a significant portion of the $5.5 million in current liabilities is more than a year past due. We are attempting to negotiate settlements of some of these debts and continue to seek forbearance on others; however, there is no guarantee that we will be successful in continuing to do so. Should we fail to obtain financing on terms acceptable to us or negotiate settlements on past due debts, or fail in obtaining forbearance, we may be forced by creditors to take other actions including seeking protection under bankruptcy proceedings. There can be no assurance that funding will be available on acceptable terms, if at all, or that such funds, if raised, would enable us to achieve and maintain profitable operations.

Limitation on our Ability to Issue Common Stock to Obtain Funding

         We are authorized to issue 200.0 million shares of common stock. At December 31, 2002, we had approximately 140.3 million shares outstanding and an additional approximately 106.5 million shares issuable upon the conversion of stock options, convertible debt and deferred compensation. As a result, we would exceed the authorized capitalization amount by approximately 46.8 million shares. In addition, the number of shares issuable on the conversion of convertible debt continues to increase as interest continues to accrue.

         We would be unable to issue all of the common stock that we are contractually obligated to issue if all persons holding stock options, convertible debt and deferred compensation were to exercise their rights, in which case such persons may seek to compel us to purchase outstanding common stock in the open market or otherwise in order to deliver shares in accordance with our obligations or may seek money damages or other relief from us.

         Our board of directors, whose authorization is required in order to issue common stock and other securities exercisable or convertible into common stock, authorized the transactions that may result in issuance obligations in excess of our authorized capitalization. In the case of the issuance during 2002 of approximately $2.4 million in Limited Recourse Convertible Promissory Notes bearing interest at the rate of 20% per month, payable in the shares of restricted common stock at the rate of the amount of interest divided by the lesser of the market price for the common stock at month end or $0.20 per share, we estimated at the time we issued such notes that we could obtain sufficient number of shares to not exceed our authorized capitalization, but disclosed to the note holders prior to investment that our obligation to issue shares upon conversion might at some time exceed our authorized capitalization. However, we were unable to repay the Limited Recourse Convertible Promissory Notes as anticipated. In other instances, the board approved the issuance of securities exercisable or convertible into common stock in order to obtain much needed funding or services, including options and conversion rights granted to executive officers and directors, at times when we were unable to obtain funding from other sources, with the plan and intent to approve an increase in our authorized capitalization and submit such proposal to the stockholders for approval, subject to compliance with applicable regulatory requirements, before such securities were converted to common stock.

         We plan to submit to the stockholders for their consideration and approval a plan to increase our authorized capitalization, so that we will be able to meet our contractual obligations and provide sufficient shares to be able to continue to rely on the sale of equity securities or securities convertible into equity securities to obtain additional financing that we require. Stockholders owning stock options, convertible debt and deferred compensation that would benefit from such an increase in capitalization may own sufficient shares to approve such a proposal without the consent of any other stockholders.

Results of Operations

         Development Stage Company

         We have been in the development stage during the period since inception, February 27, 1997. From our inception through December 31, 2002, we incurred total expenses of approximately $63.8 million, including approximately $26.4 million for research and development leading to creation of our patents, software and intellectual property. The $63.8 million of total expenses includes approximately $35.0 million for the value of compensation for services paid in options or stock, $6.2 million for stock issued for interest expense, and $1.0 million for write-off of common stock subscription receivable, for a total of approximately $42.4 million funded through the issuance of options and common stock. The balance of the expenses was funded through the sale of securities and through increases in liabilities.

         During 2002, we incurred total expenses of approximately $7.7 million, compared to approximately $15.5 million in 2001. During 2002, we significantly reduced executive and other personnel and implemented other cost-cutting measures. The reduction in expenses in 2002 as compared to 2001 is principally reflected in substantial reductions in research and development expenses to approximately $1.8 million in 2002, as compared to approximately $5.6 million in 2001, and in general and administrative expenses to approximately $1.7 million in 2002, as compared to $5.7 million in 2001. The reductions in expense in 2002 compared with 2001 were partially offset by an increase in interest expense from $2.1 million in 2001 to $4.1 million in 2002, resulting from the substantial increase in indebtedness during 2002. The year 2002 expenses include noncash expenses of $3.9 million for interest expense funded through issuance of common stock in 2002, as compared to approximately $2.1 million paid with the issuance of common stock in 2001.

         Net Loss

         The net loss for the year ended December 31, 2002, was approximately $7.7 million as compared to $14.8 million in the same period in 2001. The reduction in the net loss was due to reduced expenses in both research and development costs and general and administrative expense resulting from significant reduction in executive personnel, which more than offset increased interest expense.

         Basic and diluted net loss per share for the fiscal year ended December 31, 2002, was $(0.07), compared to basic and diluted net loss per share of $(0.21) for the fiscal year ended December 31, 2001. This difference is due to the decrease in net loss and 43.6 million additional average common shares outstanding during 2002.

         Liquidity

         Although we generated approximately $665,000 from financing activities, our operating activities used net cash of approximately $680,000. These activities contributed to a net working capital deficit as of December 31, 2002, of approximately $5.5 million.

         Net cash used in operating activities for the fiscal year ended December 31, 2002, was approximately $680,000, a decrease of approximately $1.5 million over the approximately $2.2 million cash used in operating activities for the fiscal year ended December 31, 2001, mainly due to the decrease in net loss and stock option compensation for 2002.

Capital Resources

         We do not currently have any material commitments for capital expenditures other than those expenditures incurred in the ordinary course of business.

         Since our inception, our operating and investing activities have used substantially more cash than they have generated. Because we will continue to need substantial amounts of working capital to fund the growth of our business, we expect to continue to experience significant negative operating and investing cash flows for the foreseeable future. This estimate is a forward-looking statement that involves risks and uncertainties. We will need to raise additional capital in the future to meet our ongoing operating and investing cash requirements. We may not be able to find additional financing on favorable terms or at all. If we raise additional funds through the issuance of securities, these securities may have rights, preferences or privileges senior to those of our common stock, and our stockholders may experience additional dilution to their equity ownership. We have a history of losses, have never been profitable, and may never achieve profitability.

         We have not generated any revenues and do not anticipate generating revenues until some time in the future. We do not know when we will achieve profitability. We expect to continue to incur losses for the foreseeable future and we may never be profitable. If we do achieve profitability in any period, we cannot be certain that we will sustain or increase such profitability on a quarterly or annual basis. From inception through December 31, 2002, we incurred total expenses of approximately $62.8 million. The independent auditors' report accompanying the financial statements included in this report includes an explanatory paragraph stating that the accumulated deficit and a working capital deficiency raise substantial doubt about our ability to continue as a going concern. (See Note 2, Basis of Presentation, of the Notes to Consolidated Financial Statements). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         To date, we have funded our capital requirements and our business operations primarily with funds provided from the issuance of common stock and stock options and from borrowings, and the sale of common stock. From inception to December 31, 2002, we have received approximately $5.8 million from the subscription and sale of common stock and convertible notes subsequently converted into common stock, $3.2 million from notes and loans payable, and $176,000 from amounts due to employees. We will require additional financing to support our operations until we become profitable. Such sources of financing could include capital infusions, additional equity financing, or debt offerings. Management believed that as of December 31, 2002, we would need approximately $5.0 million in equity or debt financing to achieve revenues at a level to cover operating costs. Management is actively pursuing obtaining additional funds. There can be no assurance that additional funding will be available on acceptable terms, if at all, or that such funds if raised, would enable us to achieve and maintain profitable operations. If we are not able to obtain sufficient additional funds from investors, we may be unable to sustain our operations.

Contingencies

         As discussed above, we would be unable to issue all of the common stock that we are contractually obligated to issue if all persons holding stock options, convertible debt and deferred compensation were to exercise their rights, in which case such persons may seek to compel us to purchase outstanding common stock in the open market or otherwise in order to deliver shares in accordance with our obligations or may seek money damages or other relief from us. We do not have the financial resources to either purchase stock from others to fulfill our obligations or to pay damages. In addition, we believe that the persons holding stock options, convertible debt and deferred compensation to whom we may become obligated to issue additional shares of common stock, including David J. Simon and Bernard F. McHale, executive officers, directors and principal stockholders, may beneficially own a sufficient number of shares to approve such a proposal without the consent of any other stockholders.

Impact of Recently Issued Accounting Standards

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meets the criteria for classification as an extraordinary item. The Company is required to adopt SFAS No. 145 no later than the first quarter of fiscal 2003, although early adoption is allowed.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. These costs include lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", ("FIN No. 46"). This interpretation of Accounting Research Bulletin (ARB") No. 51, "Consolidated Financial Statements", provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification of FIN No. 46 and issued Interpretation No. 46(R), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN No. 46(R)"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46(R) is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15 2003. Application by public small business issuer's entities is required in all interim and annual financial statements for periods ending after December 15, 2004.

         In April 2003, the FASB issued Statement of Financial Accounting Standard, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after September 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003.

         Management has not yet determined the effect of the adoption of any of these pronouncements on the Company's consolidated financial statements.

Application of Critical Accounting Policies

         Research and development expenses consist primarily of compensation, benefits and related expenses for personnel engaged in research and development activities, outside contract and consulting expenses, material and supplies and personnel costs to maintain our technology.

         General and administrative expenses consist of compensation, benefits and related expenses for personnel engaged in general management, finance and administrative positions. They also include expenses for financial advisory, legal and accounting fees, advisory board expenses, insurance and other expenses.

         Sales and marketing expenses consist of compensation, benefits and related expenses for personnel engaged in sales, marketing, and related business development activities. These expenses also include consultants, printing of promotional materials, travel and general corporate expenses.

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived primarily from tax loss carryforwards. The Company has established a valuation allowance related to the benefits of net operating losses for which utilization in future periods is uncertain. The Company believes it is more likely than not that the Company will not realize the benefits of these deductible differences in the near future and therefore a full valuation allowance of approximately $21,400,000 is provided.

         As of December 31, 2002, the Company has approximately 53,000,000 of federal net operating losses available to offset future taxable income, which if not utilized will expire in 2022. No provision for income taxes has been recorded in the financial statements as a result of continued losses. Any benefit for income taxes as a result of utilization of net operating losses may be limited as a result of change in control.


                          ITEM 7. FINANCIAL STATEMENTS

         Our financial statements, including the auditors' report, are included beginning at page F-1 immediately following the signature page of this report.

      ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

         Effective April 30, 2003, we dismissed Grassi & Co. CPAs, P.C. ("Grassi") as our independent accountants, which action was approved by our board of directors on April 30, 2003.

         Feldman Sherb & Co., P.C., a professional corporation of certified public accountants ("Feldman"), was our independent accounting firm for the year ended December 31, 2000, and was engaged to audit our financial statements for the year ended December 31, 2001. Feldman was merged into Grassi on April 17, 2002, with Grassi as the successor firm. Feldman left Grassi and is now associated with Marcum & Kliegman LLP ("MKLLP").

         There were no financial statements issued by Grassi during their period of appointment as independent accountants of the Company.

         The report of Feldman on our financial statements for the fiscal year ended December 31, 2000 contained an expression of substantial doubt regarding our ability to continue as a going concern.

         In addition, during our two most recent fiscal years and through this filing, there were no disagreements with Grassi or Feldman on any matters of accounting principles or practices, financial statement disclosures, or auditing scope or procedures.

         On May 8, 2003, MKLLP was engaged as our new independent accountants, commencing with the audit for the years ending December 31, 2001 and 2002. The professional personnel originally associated with Feldman and then with Grassi are now associated with MKLLP. During the two most recent fiscal years and the interim period preceding the engagement of MKLLP, we have not consulted with MKLLP regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and either a written report or oral advice was provided to us by MKLLP that MKLLP concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a "disagreement" or event identified in response to Paragraph
(a)(1)(iv) of Item 304, as those terms are used in Item 304(a)(1)(iv) of Regulations S-B and S-K and the related instructions to Item 304 of Regulations S-B and S-K.

                                    PART III


      ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

         Our bylaws provide for a board of from one to seven directors to be elected at each annual meeting of stockholders, with each director to serve until the next annual meeting and until such director's successor is elected and qualified. Officers are elected and serve at the pleasure of the board of directors.

         The following table sets forth the name, age and position of each of our current directors and executive officers:

          Name            Age                      Title
----------------------  -------  -----------------------------------------------

David J. Simon            56     President, Chairman of the Board of Directors
Bernard F. McHale         67     Director and Treasurer

         Executive officers are elected by the board of directors and serve until their successors are duly elected and qualify, subject to earlier removal by the board of directors. Directors are elected at the annual meeting of stockholders to serve for their term and until their successors are duly elected and qualify, or until their earlier resignation, removal from office, or death. The remaining directors may fill any vacancy in the board of directors for an unexpired term. The term of the current directors continues until the next annual meeting of stockholders to be held in 2004.

Business Experience of Executive Officers and Directors

         David J. Simon has been a director since November 1998 and chairman of the board since May 1999. He served as chief executive officer from May 1999 until July 1999, from November 1999 until March 1, 2000, and again from May 15, 2002, until June 10, 2002. He served as president and chief executive officer for R & D Technology, Inc., a Nevada company that he helped found, from its inception August 31, 1998, until we acquired it in November 1998. In all of Mr. Simon's employment in the past five years, he was involved in the architecture, design, development, maintenance and management of computer programs, software applications and systems. His career, including as an employee and as a consultant, has been involved with computing technology and spanned many diverse industries including banking, healthcare, manufacturing, stock exchange and telecommunications. From May 1997 through August 1998, Mr. Simon served as a contract consultant to Perot Systems, where he was the technical lead for the development of management systems related to wholesale energy contracts by Southern California Edison Company. Prior to that and from September 1993, he served as a contract consultant to PacifiCare Health Systems leading large system implementation and research and development proof of concept projects. He also served as an employee or technical consultant and project lead for the Pacific Stock Exchange, Bank of America, Security Pacific Bank, US West Network Systems, Seattle First National Bank, and numerous U.S. government defense organizations.

         Bernard (Mac) F. McHale is the chief financial officer, treasurer and a director. Mr. McHale has been a director since May 2002. He began his financial services professional career 25 years ago after concluding a 20-year career in the U.S. Navy, during which he earned his B.A. in Business Management and Finance. Mr. McHale has been actively involved in managing his own financial services company, Mid-America Financial Group, in Las Vegas, Nevada, from December 1995 through April of 2002, until he became actively involved in the Company as our director, treasurer and interim chief executive officer, until assuming the position of chief financial officer in August of 2003. During his financial service professional career, he has held associate positions with Prudential Insurance Company from 1973 to 1980, Ventura, California, and Shearson American Express Brokerage from 1980 to 1982, Oxnard, California,

Realty World Real Estate from 1982 until 1990, Oxnard, California, and Metropolitan Life Insurance Company from 1990 until 1995 in Ventura, California. In addition, Mr. McHale has been licensed in a number of financial service fields, including insurance, real estate and securities. Presently, Mr. McHale holds memberships in several financial and estate planning associations.

Dependence on Key Management

         Our performance depends substantially on the continued services and performance of our senior management and other key personnel. Our performance also depends on our ability to retain and motivate our other qualified officers and key employees. The loss of services of one or more of these employees could have a material adverse effect on our business. There can be no assurance that we will be successful in attracting and retaining such personnel. Competition for such personnel is intense.

Compliance with Section 16(a) of the Exchange Act

         We are aware that officers, directors and beneficial owners of 10% or more of our outstanding stock have not filed the required Forms 3, 4 and 5 pursuant to Section 16(a) of the Securities Exchange Act of 1934 following effectiveness of our registration statement on Form 10-SB on or about June 12, 2000.

         There are individuals who were directors, officers or beneficial owners of 10% or more of any class of equity securities during 2002 and who, therefore, were required to file initial reports of stock ownership on Form 3. We believe that none of such individuals filed an initial report of stock ownership on Form 3 within 10 days after becoming subject to such reporting obligation under
Section 16(a) of the Securities Exchange Act. The table also sets forth the delinquent filings of reports of changes in beneficial ownership on Form 4 during 2002, to the best of our knowledge:

                                                               Number of           Number of
 Reporting Person      Position and Dates During 2002      Required Forms 4      Transactions
 ----------------      ------------------------------      ----------------      ------------
James A. Williams     Director (Jan - May)                         2                   2
                      Executive Officer (Jan 1 - May 15)
David J. Simon        Chairman of the Board (Jan - Dec)            5                   7
                      Executive Officer (Jan - Dec)
Joe G. Coykendall     Director (Jan - May)                         2                   2
                      Executive Officer (Jan - May)
Peter J. Bennee       Director (Jan - Dec)                         2                   2
                      Executive Officer (Jan - Dec)
Paul E. Christensen   Director (Jan - Dec)                         2                   2
Bernard F. McHale     Director (May - Dec)                         1                   1
                      Executive Officer (May - Dec)
                      Principal Stockholder (Jan - Dec)
Richard Neal          Director (Dec)                              --                  --
Regan Andrews         Director (Jun - Sep)                        --                  --
Richard T. Hauge      Executive Officer (Jan - Jul)                1                   1
John D. Hipsley       Executive Officer (Jan - Jul)                1                   1
Philip J. Voelker     Executive Officer (Jan - Jul)                2                   2

To the best of our knowledge, no officer, director or beneficial owner has filed a Form 5 as a remedial filing, nor have there been any Form 5 filings from any of the above-mentioned individuals for any other disclosure purpose.

                         ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

         The following table shows the compensation paid or accrued by us for the last three fiscal years for each person serving as our chief executive officer during 2002. No other executive officer or other person received annual salary and bonus of $100,000 or more during 2002. Accordingly, the summary compensation table does not include compensation of any other executive officer or other person:

                                                                              Long Term Compensation
                                                                        -----------------------------------
                                          Annual Compensation                   Awards            Payouts
                                  ------------------------------------- ------------------------ ----------
                                                             Other      Restricted  Securities              All Other
                           Year                              Annual       Stock     Underlying     LTIP      Compen-
        Name and          Ended                 Bonus       Compen-      Award(s)    Options/     Payouts     sation
   Principal Position     Dec. 31  Salary ($)     ($)       Sation ($)    (shares)    SARs (#)       ($)        ($)
------------------------- ------- ----------- ----------- ------------- ----------- ------------ ---------- -----------
David J. Simon             2002     $150,000  $     --    $       --           --    12,000,000  $     --   $     --
  President (CEO)(1)       2001      150,000        --         6,128(2)        --     2,055,000        --         --
                           2000      120,000    71,520(3)      6,512(2)        --     3,007,789        --         --

James A. Williams          2002           --        --            --           --            --        --         --
  President (CEO)(4)       2001      235,000        --         6,539(2)        --     1,429,970        --         --
                           2000      107,500    71,520(3)  6,424,680(5)        --     3,033,000        --         --

Bernard F. McHale          2002       50,000        --            --           --            --        --         --
  President (CEO)(6)       2001           --        --            --           --            --        --         --
                           2000           --        --            --           --            --        --         --

-----------------
(1) Served as chief executive officer in May-June 2002, as well as in previous periods. On July 31, 2002, Mr. Simon agreed to defer payment of $90,625 in previously accrued salary until such time as we have sufficient funds. Further, $45,250 and $75,000 of the compensation to Mr. Simon in 2001 and 2000, respectively, was deferred and paid through the issuance in 2001 of options to purchase 2,055,000 shares at $0.10 per share.
(2)  Consists of health insurance premiums paid by us.
(3) Consists of the value of 5,000 shares of restricted common stock earned per month as director's fees, valued at the market price of the stock on the last trading date of the month earned. Subsequently, each director waived the receipt of this stock, and it was not issued.
(4)  Served as chief executive officer during March 2000-May 2002.
(5) Consists of $8,430 in health insurance premiums paid by us and $6,416,250 for the amount by which the market price of the common stock exceeded the exercise prices of options to purchase an aggregate of 3,033,000 shares of common stock at $0.48 per share granted during 2000.
(6)  Served as chief executive officer during July-December 2002.

Employment and other Agreements

         Mr. Williams had an employment contract that provided for minimum payments of up to two times his base salary and the immediate vesting of unvested stock options in the event of involuntary termination. The contract also calls for vesting of unvested stock options in the event of a change of control defined to include a merger or consolidation in which an entity acquires in excess of 20% of the Company, a sale of all or substantially all of our assets, and other events. At the time of his termination on May 15, 2002, Mr. Williams forfeited $75,000 of accrued compensation and 266,667 of unvested stock options.

         Mr. Simon is paid a salary of $150,000 per year under an employment agreement beginning August 2002 that provides for 40% of Mr. Simon's pay to be deferred until we are financially able to pay the full amount and possible conversion of unpaid amounts into stock options at $0.05 per share at the election of Mr. Simon. Under the agreement we granted Mr. Simon options to purchase 12,000,000 shares of stock at $0.05 per share payable by a non-recourse note and agreed to pay Mr. Simon up to his base salary in the event of involuntary termination without cause or in the event of a change of control after which Mr. Simon does not continue his employment, defined to include a merger or consolidation in which an entity acquires in excess of 20% of the Company, a sale of all or substantially all of our assets, and other events.

         Mr. McHale was engaged under a 12-month agreement beginning August 1, 2002, to serve as chief executive officer/chief financial officer at $120,000 per year. The agreement allows us to defer paying the consulting fees if we do not have available funds to pay the amount. To date, all of such consulting fees due Mr. McHale have been accrued by us, but not paid. Mr. McHale's contract allows for possible conversion of unpaid amounts into stock at $0.05 per share at his election.

Option Grants in 2002

         The following table sets forth information respecting all individual grants of options made during 2002 to any of the executive officers named in the summary compensation table above:

                                                          Individual Grants
---------------------------------------------------------------------------------------------------------------------
                                                   % of Total
                                   Number            Options
                                of Securities        Granted
                                  Underlying      to Employees      Exercise or
                                   Options        During Fiscal     Base Price       Market Price      Expiration
    Name                         Granted(#)            Year           ($/share)     at Grant Date      Date
    ----                        ------------     --------------     -----------     -------------      ----------
David J. Simon                    12,000,000            85.7%           $0.05           $0.05           12/20/07
    President (CEO)

James A. Williams                         --            --                 --              --              --
    President (CEO)

Bernard F. McHale                         --            --                 --              --              --
    President (CEO)

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

         The following table sets forth information with respect to the exercise/exercisability of options and stock appreciation rights during the last completed fiscal year by the executive officers named in the above summary compensation table and the fiscal year-end values of unexercised options and stock appreciation rights:

             (a)                        (b)              (c)                    (d)                      (e)
                                                                             Number of
                                                                             Securities
                                                                             Underlying
                                                                             Unexercised        Value of Unexercised
                                                                         Options/SARs at FY         In-the-Money
                                                                                 End             Options/SARs at FY
                                                                                 (#)                  End ($)
                                 Shares Acquired                            Exercisable/            Exercisable/
             Name                on Exercise (#)   Value Realized ($)       Unexercisable          Unexercisable
------------------------------- ------------------ -------------------- ---------------------- -----------------------
David J. Simon                             --                    --         17,062,789/--              --/--
    President (CEO)

James A. Williams                          --                    --         4,462,970/--               --/--
    President (CEO)

Bernard F. McHale                          --                    --               --/--                --/--
    President (CEO)

Director Compensation

         During 2002, members of our board of directors who were not employees received no cash compensation for services as a director or for attendance at or participation in meetings. In the year ended December 31, 2002, there were not any options issued to board members, except the options issued to the chairman, who was also the chief executive officer for a portion of the year. Directors are reimbursed for expenses related to attending board meetings.


            ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of December 31, 2002, the name, stockholdings and address of each person who owns of record, or was known by us to own beneficially, 5% or more of the 140,290,514 shares of common stock then issued and outstanding, and the name and stockholdings of each director and all executive officers and directors as a group. Unless otherwise indicated, all shares consist of common stock and all such shares are owned beneficially and of record by the named person or group.

         In the "Percent" columns, the percentages in the subcolumn captioned "per SEC" have been calculated in accordance with the rules of the SEC in which the percentage of ownership for that security assumes the exercise of options or conversion rights to which the percentage relates, including options not yet fully vested. The percentages in the subcolumn captioned "Fully Diluted" gives effect to the exercise of all options and conversion rights outstanding on December 31, 2002, which would have increased the issued and outstanding common stock to 246,800,000 shares. As discussed in "Item 6. Management's Discussion and Analysis or Plan of Operation: Contingencies," we do not have sufficient authorized but unissued shares to issue all shares of common stock required to be issued on the exercise of all options and conversion rights outstanding on December 31, 2002:

                                                                                             Percent
                                                                             Number                   Fully
           Name of Person or Group                      Security            Of Shares     Per SEC    Diluted
           -----------------------                      --------            ---------     -------    -------
Principal Stockholders and Directors
   David J. Simon...............................Common stock(1)              3,957,839       2.8%       1.6%
   7190 South State Street, No. 216             Options(2)                  19,161,852      12.0        7.7
   Salt Lake City, UT 84047.....................Conversion rights(3)        10,735,605       7.0        4.3
                                                                            ----------       ---        ---
                                                                            33,855,296      19.8       13.6

   Bernard F. McHale............................Common stock                24,783,327      17.7       10.0
   330 East Warm Springs Road                   Options                             --      --         --
   Las Vegas, NV 89119                          Conversion rights(4)        19,584,000      12.2        7.9
                                                                            ----------       ---        ---
                                                                            44,367,327      27.8       17.9
All Officers and Directors as a Group (two
   persons).....................................Common stock(1)             28,741,166      20.5       11.6
                                                Options(3)                  19,161,852      12.0        7.7
                                                Conversion rights(3)(4)     30,319,605      17.7       12.2
                                                                            ----------       ---        ---
                                                                            78,222,623      41.2       31.5
                                                                            ==========      ====       ====

-----------------
(1) Consists of 515,770 shares in Mr. Simon's name, 3,187,339 shares in the name of the DJS Living Trust for the benefit of Mr. Simon's family, and 254,730 shares in the name of Elaine Beavon-Simon.
(2) Consists of (a) options to purchase 17,062,789 shares in Mr. Simon's name and 2,099,063 in the name of Elaine Beavon-Simon and (b) 3,067,789 shares issued on the exercise of options, with the exercise price paid by a nonrecourse promissory note and with the stock certificates held by us pending payment of the note on or before December 31, 2004, at which time any unpaid shares and any balance due on the notes will be cancelled. The issuance of 12,000,000 shares to Mr. Simon and 2,00,000 to Elaine Beavon-Simon on the exercise of options paid for with the delivery of non-recourse notes has subsequently been cancelled.
(3) Consists of 6,395,605 shares issuable to Mr. Simon on the conversion of a secured recourse convertible promissory note with an outstanding principal balance of $310,462 and accrued interest as of December 31, 2002; 2,156,250 shares issuable to Mr. Simon on the conversion of $153,125 in accrued but unpaid compensation; and 2,003,750 shares issuable to Elaine Beavon-Simon on the conversion of $162,875 in accrued but unpaid compensation.
(4) Consists of 18,584,000 shares issuable to Mr. McHale on the conversion of a secured recourse convertible promissory note with an outstanding principal balance of $910,000 as of December 31, 2002, and 1,000,000 shares issuable to Mr. McHale on the conversion of $50,000 in accrued but unpaid compensation.


             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In September 2002 we issued David Simon, an executive officer and director, a secured convertible promissory note for $310,462, with interest at 12%, as evidence of our obligation to repay him un-reimbursed expenses incurred by him on our behalf and cash advances to us. As of December 31, 2002, the outstanding principal balance of such notes, including accrued interest, was convertible into 6,395,605 shares of common stock.

         Prior to becoming a director in May 2002, Bernard F. McHale purchased on the same terms as sold to unaffiliated parties an aggregate of $180,000 in common stock in the year 2000, $145,000 in a convertible promissory note that was converted into stock in the year 2001, and an additional $910,000 in principal amount of Limited Recourse Convertible Promissory Notes in the years 2001-2002, which were converted into the same principal amount of Secured Recourse Convertible Promissory Notes on September 30, 2002. As of December 31, 2002, the outstanding principal balance of such notes, including accrued interest, was convertible into 18,584,000 shares of common stock.

         As of July 31, 2002, Richard Hauge and John Hipsley, executive officers, ceased their employment with us and signed agreements to accept their compensation on a deferred basis. In December 2002, they signed additional agreements releasing all rights to any claims based on the CardOne entities, terminating their association with us, and each agreeing to convert their July deferred compensation agreements to options to purchase 725,000 shares of common stock each. In addition, we agreed to issue to Mr. Hauge 700,000 shares (recorded at December 31, 2002) of our stock for work performed through December 2002.


                    ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

   Exhibit
    Number                                   Title of Document                                      Location
-------------- ------------------------------------------------------------------------------- -------------------
      Item 3.  Articles of Incorporation and Bylaws
-------------- ------------------------------------------------------------------------------- -------------------
         3.01  Articles of Incorporation of Apple Tree Capital Corp., filed October 4, 1996    Incorporated by
                                                                                               Reference(2)

         3.02  Articles of Amendment to Apple Tree Capital Corp. (name change to Schimatic     Incorporated by
               Technologies, Inc.) filed November 13, 1998                                     Reference(1)

         3.03  Articles of Amendment to Schimatic Technologies, Inc. (name change to           Incorporated by
               SCHIMATIC Cash Transactions Network.com, Inc.) filed January 15, 1999           Reference(2)

         3.04  Bylaws of SCHIMATIC Cash Transactions Network.com, Inc. dated January 15, 1999  Incorporated by
                                                                                               Reference(2)

         3.05  Articles of Amendment to Articles of Incorporation of SCHIMATIC Cash            Incorporated by
               Transactions Network.com, Inc. dated June 30, 1999, filed June 26, 2000         Reference(4)

      Item 4.  Instruments Defining the Rights of Holders, Including Debentures
-------------- ------------------------------------------------------------------------------- -------------------
         4.01  Specimen stock certificate                                                      Incorporated by
                                                                                               Reference(2)

     Item 10.  Material Contracts
-------------- ------------------------------------------------------------------------------- -------------------
        10.06  IC One, Inc. 1999 Equity Incentive Plan                                         Incorporated by
                                                                                               Reference(1)

        10.08  Office Building Lease, 740 East 3900 South, Salt Lake City, Utah, between Big   Incorporated by
               M Investments & MDF 740 E LLC and Schimatic Cash Transaction Network.com,       Reference(1)
               Inc. dated August 29, 2001

        10.09  Employment Agreement between SCTN d/b/a IC One, Inc. and Jim Williams dated     Incorporated by
               February 9, 2000, effective as of March 1, 2000                                 Reference(1)

        10.10  Form of Summary Term Sheet for Revenue Backed Convertible Note                  Incorporated by
                                                                                               Reference(1)

        10.11  Form of Convertible Note                                                        Incorporated by
                                                                                               Reference(1)

        10.12  Collateralized Nonrecourse Loan Agreement (with Letter of Option Exercise and   Incorporated by
               Stock Power of Attorney), dated May 3, 2001, with related schedule              Reference(1)

   Exhibit
    Number                                   Title of Document                                      Location
-------------- ------------------------------------------------------------------------------- -------------------
        10.13  Letter to Officers dated July 1, 2001, relating to options to purchase shares   Incorporated by
                                                                                               Reference(1)

        10.14  Notice of Common Stock Option Grants dated January 26, 2001                     Incorporated by

                                                                                               Reference(1)
        10.15  Non-Statutory Incentive Stock Option Agreement made November 1, 1998            Incorporated by
                                                                                               Reference(1)

        10.16  Form of Regular Convertible Note issued in aggregate of $516,000                Incorporated by
                                                                                               Reference(3)

        10.17  Form of Limited Recourse Convertible Note issued in aggregate of $1,179,000     Incorporated by
               as of September 30, 2001                                                        Reference(3)

        10.18  Form of Stock Pledge Agreement securing obligation under Limited Recourse       Incorporated by
               Convertible Note                                                                Reference(3)

        10.19  Form of Accommodation Pledge Agreement securing obligation under Limited        Incorporated by
               Recourse Convertible Note                                                       Reference(3)

        10.22  Forbearance Agreement between Quint Star Management, Inc., IC One, Inc. and     Incorporated by
               Schimatic Cash Transactions Network.com, Inc. effective as of March 26, 2001    Reference(4)

        10.23  Memorandum of Understanding among CARDIS Enterprises International B.V., CIT    Incorporated by
               Canada Inc., Giesecke & Devrient Systems Canada, Inc., Ingenico, Oasis          Reference(4)
               Technology Ltd., and SCHIMATIC Cash Transactions Network.com, Inc. effective as of April 1, 2001

        10.24  Teaming Agreement between Oasis Technology Ltd. and SCHIMATIC Cash              Incorporated by
               Transactions Network.com, Inc. effective as of April 15, 2001                   Reference(4)

        10.25  WestPark Capital, Inc. Institutional Private Placement Engagement Agreement     Incorporated by
               between Smart Chip Technologies, Inc. and WestPark Capital, Inc. agreed to      Reference(4)
               May 9, 2001

        10.26  Agreement for Services between Smart Chip Technologies, LLC, and HiTech         Incorporated by
               Consulting Group, dated June 26, 2001                                           Reference(4)

        10.27  Memorandum of Understanding between SCHIMATIC Cash Transactions Network.com,    Incorporated by
               Inc. and Welcome Real-Time effective July 6th, 2001                             Reference(4)

        10.28  Letter of Intent re Solstice Alliance from Oasis Technology, Ltd. to The Bank   Incorporated by
               of Nova Scotia dated July 18, 2001                                              Reference(4)

        10.29  Sublease between Smart Chip Technologies, LLC and e-dn.com, Inc. dated          Incorporated by
               September 4, 2001                                                               Reference(4)

        10.31  Partnering Agreement between Giesecke & Devrient GmbH and Smart Chip            Incorporated by
               Technologies, LLC dated October 23, 2001                                        Reference(4)

        10.32  Alliance Agreement between Smart Chip Technologies, LLC, and Consumer           Incorporated by
               Economic Opportunities, Inc. entered November 7, 2001                           Reference(4)

        10.33  Technical Services Agreement dated November 12, 2001, between Smart Chip        Incorporated by
               Technologies, LLC and RTS Networks Group PLC                                    Reference(4)

   Exhibit
    Number                                   Title of Document                                      Location
-------------- ------------------------------------------------------------------------------- -------------------
        10.34  Amended Agreement for Independent Contractor Services between CIT Canada Inc.   Incorporated by
               and Schimatic Cash Transactions Network.com, Inc. dated November 15, 2001       Reference(4)

        10.37  Form of Secured Convertible Promissory Notes issued September-December 2002     This filing
               in aggregate principal amount of $2,507,816

        10.38  Consulting Agreement with Airos Group dated July 15, 2002                       This filing

        10.40  CEO America Letter of Intent dated May 15, 2002                                 This filing

        10.41  CEO America Escrow Agreement dated June 4, 2002                                 This filing

        10.42  CEO America and SCTN Escrow Cancellation dated July 2, 2002                     This filing

        10.43  Simon Employment Agreement                                                      This filing

        10.44  Bernard McHale contract dated August 1, 2002                                    This filing

        10.45  Form of Deferred Payment/Payroll Stock Option Agreement dated July 2002 and     This filing
               related schedule

        10.46  Security Agreement                                                              This filing

     Item 21.  Subsidiaries of the Registrant
-------------- ------------------------------------------------------------------------------- -------------------
        21.01  Schedule of subsidiaries                                                        This filing

   Exhibit
    Number                                   Title of Document                                      Location
-------------- ------------------------------------------------------------------------------- -------------------
     Item 31       Rule 13a-14(a)/15d-14(a) Certifications
--------------------------------------------------------------------------------------------------------------------
      31.01        Certification of Chief Executive Officer Pursuant to Rule 13a-14           This filing

      31.02        Certification of Chief Financial Officer Pursuant to Rule 13a-14           This filing

     Item 32       Section 1350 Certifications
--------------------------------------------------------------------------------------------------------------------
      32.01        Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section     This filing
                   1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                   2002

      32.02        Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section     This filing
                   1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                   2002

--------------------
(1) Incorporated by reference from Amendment No. 3 to Form 10-SB/A filed on September 10, 2001.
(2) Incorporated by reference from Amendment No. 2 to Form 10-SB/A filed on April 13, 2000.
(3) Incorporated by reference from Form 10-KSB for year ended December 31, 2000, filed October 15, 2001.
(4) Incorporated by reference from Amendment No. 5 to Form 10-SB/A filed on February 14, 2002.


         (b) Reports on Form 8-K: We did not report any items on Form 8-K during the quarter ended December 31, 2002.

                        ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         As of the end of the periods covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13A-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission's rules and forms.

Changes in Internal Controls Over Financial Reporting

         Internal controls over financial reporting consists of control processes designed to provide assurance regarding the reliability of financial reporting and preparation of our financial statements in accordance with U.S. generally accepted accounting principles. To the extent that components of our internal controls over financial reporting are included in our disclosure controls, they are included in the scope of the evaluation by our chief executive officer and chief financial officer referenced above. There have been no significant changes in the Company's internal controls over financial reporting during the Company's most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

             Our independent auditors have reported to our board of directors certain matters involving internal controls that our independent auditors considered to be reportable conditions, and a material weakness, under standards established by the American Institute of Certified Public Accountants. The reportable conditions and material weaknesses relate to the December 31, 2002 and 2001 financial close process and absence of appropriate reviews and approvals of transactions and accounting entries. Certain adjustments were identified in the annual audit process, related to the recording of stock-based compensation, accrued expenses, and other equity transactions. The adjustments related to these matters were made by the Company in connection with the preparation of the audited financial statements for the year ended December 31, 2002 and 2001.

         Given these reportable conditions and material weaknesses, management devoted additional resources to resolving questions that arose during our year-end audit. As a result, we are confident that our financial statements for the year ended December 31, 2002 and 2001 present fairly, in all material respects, our financial conditions and results of operations.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on the registrant and in the capacities and on the dates indicated.

                                   SCHIMATIC Cash Transactions Network.com, Inc.


Dated:  July 19, 2004                /s/ David J. Simon
                                    ---------------------------------------
                                    David J. Simon, President and
                                    Chief Executive Officer


Dated:  July 19, 2004               /s/ Bernard F. McHale
                                    ---------------------------------------
                                    Bernard F. McHale
                                    Treasurer (Chief Financial Officer)




PART II - FINANCIAL STATEMENTS

Item 7. SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                                   FORM 10-KSB

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                   Page No.
                                                                   --------

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM              F-2

CONSOLIDATED BALANCE SHEET                                           F-3
  At December 31, 2002

CONSOLIDATED STATEMENTS OF OPERATIONS                                F-4
  For the Years Ended December 31, 2002 and 2001
  For the Period from Inception (February 27, 1997)
  Through December 31, 2002

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY    F-5 - F-14
  For the Period from Inception (February 27, 1997)
  Through December 31, 2002

CONSOLIDATED STATEMENTS OF CASH FLOWS                            F-15 - F-16
  For the Years Ended December 31, 2002 and 2001
  For the Period from Inception (February 27, 1997)
  Through December 31, 2002

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        F-17 - F-35

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
          -------------------------------------------------------



To the Board of Directors and Shareholders
Schimatic Cash Transactions Network.com, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Schimatic Cash Transactions Network.com, Inc. and Subsidiaries (the "Company") (a development stage enterprise) as of December 31, 2002, and the related consolidated statements of operations, shareholders' deficiency and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company for the period from inception (February 27, 1997) to December 31, 2000 were audited by other auditors whose report, dated August 28, 2001, expressed an unqualified opinion on those statements and included an explanatory paragraph regarding the Company's ability to continue as a going concern. The consolidated financial statements for the period from inception (February 27, 1997) to December 31, 2000 reflect a net loss of $41,292,424. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors for the cumulative information for the period from inception (February 27, 1997) to December 31, 2000, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Schimatic Cash Transactions Network.com, Inc. and Subsidiaries (a development stage enterprise) as of December 31, 2002, and the results of their operations and their cash flows for the years ended December 31, 2002 and 2001, and for the period from inception (February 27, 1997) to December 31, 2002, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in the development stage, and has incurred net losses of $63,805,403 since inception. Additionally, the Company has a net working capital deficiency of $5,491,930 and a total shareholders' deficiency of $7,972,081. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Marcum & Kliegman LLP

New York, New York
August 31, 2003

                SCHIMATIC CASH TRANSACTIONS NETWORK.COM.INC. AND SUBSIDIARIES
                               (A Development Stage Enterprise)

                                   CONSOLIDATED BALANCE SHEET

                                        DECEMBER 31, 2002



                                            ASSETS
                                            ------

CURRENT ASSETS:
  Cash                                                                                        $     1,316
  Other current asset                                                                                 827
                                                                                              -----------
      TOTAL CURRENT ASSETS                                                                          2,143

  PATENTS - at cost, net                                                                           27,665
                                                                                              -----------
      TOTAL ASSETS                                                                            $    29,808
                                                                                              ===========

                           LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                           ----------------------------------------

CURRENT LIABILITIES:
  Accounts payable - Vendor                                                                   $ 1,200,600
  Accounts payable - other                                                                      1,641,281
  Accrued wages and payroll taxes                                                               1,445,360
  Deferred compensation                                                                           680,125
  Loans - CEO America                                                                             150,000
  Amounts owed to employees and officers                                                          376,707
                                                                                              -----------
      TOTAL CURRENT LIABILITIES                                                                 5,494,073

CONVERTIBLE NOTES PAYABLE (including amounts owed to
  Officers of $1,220,000)                                                                       2,507,816
                                                                                              -----------
      TOTAL LIABILITIES                                                                         8,001,889
                                                                                              -----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY:
  Common stock - $.001 par value; 200,000,000 shares
    authorized; 140,290,514 shares issued and outstanding                                         140,291
  Additional paid-in capital                                                                   55,748,366
  Common stock subscription receivable                                                            (32,639)
  Deferred compensation                                                                           (22,696)
  Deficit accumulated during the development stage                                            (63,805,403)
                                                                                              -----------
      TOTAL SHAREHOLDERS' DEFICIENCY                                                           (7,972,081)
                                                                                              -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                                          $    29,808
                                                                                              ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                        SCHIMATIC CASH TRANSACTIONS NETWORK.COM.INC. AND SUBSIDIARIES
                                       (A Development Stage Enterprise)

                                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                   For the Period
                                                                 For the Years Ended               From Inception
                                                                    December 31,                (February 27, 1997)
                                                             --------------------------         Through December 31,
                                                                2002           2001                    2002
                                                             -----------   ------------         --------------------
REVENUE                                                      $     -          $     -               $     -
                                                             -----------      ------------          ------------
EXPENSES:
  Selling, general and administrative                          3,500,505        11,345,481            52,914,273
  Depreciation and amortization                                    3,347            60,592               365,010
  Write-off of common stock subscription
    receivable                                                   103,991         1,988,370             2,092,361
  Loss on impairment of assets                                    -                 -                    675,546
  Interest expense                                             4,130,900         2,149,793             6,827,003
                                                             -----------      ------------          ------------
      TOTAL EXPENSES                                           7,738,743        15,544,236            62,874,193
                                                             -----------      ------------          ------------
LOSS BEFORE EXTRAORDINARY ITEM                                (7,738,743)      (15,544,236)          (62,874,193)

EXTRAORDINARY ITEM - GAIN (LOSS) ON
  EXTINGUISHMENT OF DEBT                                           -               770,000              (931,210)
                                                             -----------      ------------          ------------
NET LOSS                                                     $(7,738,743)     $(14,774,236)         $(63,805,403)
                                                             ===========      ============          ============
NET LOSS PER SHARE, BASIC AND DILUTED:
  BEFORE EXTRAORDINARY ITEM                                       $(0.07)           $(0.22)
  EXTRAORDINARY ITEM                                                 -                0.01
                                                                  ------            ------
      TOTAL NET LOSS PER SHARE, BASIC AND
        DILUTED                                                   $(0.07)           $(0.21)
                                                                  ======            ======
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING, BASIC AND DILUTED                             113,532,261        69,937,826
                                                             ===========        ==========



                The accompanying notes are an integral part of these consolidated financial statements.

                        SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARIES
                                       (A Development Stage Enterprise)

                         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY

                 For the Period from Inception (February 26, 1997) Through December 31, 2002




                                                              Common Stock              Additional    Common Stock
                                                      ---------------------------         Paid-in     Subscription
                                                        Shares          Amount            Capital      Receivable
                                                      ----------       ----------       -----------   ------------
Balance -  February 26, 1997 (Inception)                   -           $    -           $     -       $    -

Issuance of common stock for cash:
  ($1.32 per share, March)                                35,676               36            46,964        -
  ($0.92 per share, April)                                10,032               10             9,207        -
  ($0.75 per share, June)                                 28,085               28            20,972        -
  ($0.71 per share, July)                                452,223              452           322,434        -
  ($0.69 per share, August)                              695,447              695           477,005        -
  ($0.68 per share, September)                            42,128               42            28,487        -
  ($0.81 per share, November)                             32,715               33            26,517        -
Issuance of common stock for legal,
  financial, development and administrative
  services:
    ($1.32 per share, March)                                 759                1               999        -
    ($0.92 per share, April)                             379,528              380           349,620        -
    ($0.92 per share, May)                            12,870,501           12,871        11,811,512        -
    ($0.71 per share, July)                            3,779,301            3,779         2,684,854        -
    ($0.69 per share, August)                          1,479,869            1,480         1,012,322        -
    ($0.68 per share, September)                         263,471              263           178,162        -
    ($0.81 per share, November)                           74,957               75            61,150        -
Net loss                                                    -               -                -             -
                                                      ----------       ----------       -----------   -----------
Balance - December 31, 1997                           20,144,692           20,145        17,030,205        -

Issuance of common stock for cash:
  ($2.63 per share, January)                              94,882               95           249,905        -
  ($0.87 per share, February)                            108,469              108            94,342        -
  ($0.69 per share, March)                               176,131              176           122,094        -
  ($0.70 per share, April)                               206,944              207           144,026        -
  ($0.67 per share, May)                                 471,374              471           317,029        -
  ($2.45 per share, June)                                 26,567               27            64,973        -
  ($1.24 per share, July)                                 19,356               19            23,981        -
  ($2.63 per share, August)                                1,898                2             4,998        -
  ($0.68 per share, September)                           284,393              284           194,383        -
  ($0.66 per share, October)                              68,315               68            44,932        -
  ($0.65 per share, November)                            523,935              524           338,874        -
  ($0.66 per share, December)                             37,953               38            24,962        -
Issuance of common stock for notes
  ($0.69 per share, July)                              1,897,639            1,898         1,298,102    (1,300,000)
Issuance of common stock for legal,
  financial, development and administrative
  services:
    ($0.69 per share, March)                               3,795                4             2,631        -
    ($0.70 per share, April)                              67,708               68            47,122        -
    ($0.67 per share, May)                               340,057              340           228,710        -
    ($2.45 per share, June)                              379,528              380           928,191        -
    ($1.24 per share, July)                              815,985              816         1,010,949        -
    ($0.68 per share, September)                         152,388              152           104,158        -
    ($0.66 per share, October)                            15,181               15             9,985        -
    ($0.65 per share, November)                           51,616               52            33,384        -
Net loss                                                   -                -                -             -
                                                      ----------       ----------       -----------   -----------
Balance - December 31, 1998                           25,888,806       $   25,889       $22,317,936   $(1,300,000)
                                                      ==========       ==========       ===========   ===========


                         The accompanying notes are an integral part of these consolidated financial statements.

                                SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARIES
                                               (A Development Stage Enterprise)

                                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY

                         For the Period from Inception (February 26, 1997) Through December 31, 2002


                                                                                      Deficit
                                                                                    Accumulated
                                                                                    During the
                                                                 Common Stock       Development
                                                                 to be Issued          Stage             Total
                                                                 ------------       -----------       -----------
Balance -  February 26, 1997 (Inception)                             -             $    -            $    -

Issuance of common stock for cash:
  ($1.32 per share, March)                                           -                  -                 47,000
  ($0.92 per share, April)                                           -                  -                  9,217
  ($0.75 per share, June)                                            -                  -                 21,000
  ($0.71 per share, July)                                            -                  -                322,886
  ($0.69 per share, August)                                          -                  -                477,700
  ($0.68 per share, September)                                       -                  -                 28,529
  ($0.81 per share, November)                                        -                  -                 26,550
Issuance of common stock for legal,
  financial, development and administrative
  services:
    ($1.32 per share, March)                                         -                  -                  1,000
    ($0.92 per share, April)                                         -                  -                350,000
    ($0.92 per share, May)                                           -                  -             11,824,383
    ($0.71 per share, July)                                          -                  -              2,688,633
    ($0.69 per share, August)                                        -                  -              1,013,802
    ($0.68 per share, September)                                     -                  -                178,425
    ($0.81 per share, November)                                      -                  -                 61,225
Net loss                                                             -              (17,349,205)     (17,349,205)
                                                                -----------        ------------      -----------
Balance - December 31, 1997                                          -              (17,349,205)        (298,855)

Issuance of common stock for cash:
  ($2.63 per share, January)                                         -                  -                250,000
  ($0.87 per share, February)                                        -                  -                 94,450
  ($0.69 per share, March)                                           -                  -                122,270
  ($0.70 per share, April)                                           -                  -                144,233
  ($0.67 per share, May)                                             -                  -                317,500
  ($2.45 per share, June)                                            -                  -                 65,000
  ($1.24 per share, July)                                            -                  -                 24,000
  ($2.63 per share, August)                                          -                  -                  5,000
  ($0.68 per share, September)                                       -                  -                194,667
  ($0.66 per share, October)                                         -                  -                 45,000
  ($0.65 per share, November)                                        -                  -                339,398
  ($0.66 per share, December)                                        -                  -                 25,000
Issuance of common stock for notes
  ($0.69 per share, July)                                            -                  -                 -
Issuance of common stock for legal,
  financial, development and administrative
  services:
    ($0.69 per share, March)                                         -                  -                  2,635
    ($0.70 per share, April)                                         -                  -                 47,190
    ($0.67 per share, May)                                           -                  -                229,050
    ($2.45 per share, June)                                          -                  -                928,571
    ($1.24 per share, July)                                          -                  -              1,011,765
    ($0.68 per share, September)                                     -                  -                104,310
    ($0.66 per share, October)                                       -                  -                 10,000
    ($0.65 per share, November)                                      -                  -                 33,436
Net loss                                                             -               (5,448,335)      (5,448,335)
                                                                -----------        ------------      -----------
Balance - December 31, 1998                                          -             $(22,797,540)     $(1,753,715)
                                                                ===========        ============      ===========


                The accompanying notes are an integral part of these consolidated financial statements.

                        SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARIES
                                       (A Development Stage Enterprise)

                         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY

                 For the Period from Inception (February 26, 1997) Through December 31, 2002



                                                            Common Stock              Additional       Common Stock
                                                   ------------------------------       Paid-in        Subscription
                                                     Shares               Amount        Capital         Receivable
                                                   ----------          ----------     -----------      ------------
Balance - December 31, 1998                        25,888,806       $   25,889        $22,317,936      $ (1,300,000)

Issuance of common stock in exchange
Issuance of common stock for cash:                 18,597,792           18,597            777,516           -
  ($0.66 per share, January)
  ($0.68 per share, February)                         713,512              713            469,287           -
  ($0.66 per share, March)                            129,799              130             87,870           -
  ($0.68 per share, April)                            151,811              152             99,848           -
  ($0.66 per share, May)                              179,137              179            120,821           -
  ($0.23 per share, July)                              38,712               39             25,461           -
  ($0.66 per share, September)                      1,009,905            1,010            232,874           -
Computer services ($2.34 per share,                   325,557              325            214,124           -
  September)
Shareholder's loan ($2.75 per share,                   11,357               11             26,572           -
  November)
Investment in real estate joint venture               175,000              175            481,075           -
  ($1.00 per share, December)
Common stock to be issued                             420,000              420            419,580           -
  ($0.54 per share, December)
Issuance of common stock for notes                      -                -                 -                -
  ($1.32 per share, July)
Issuance of common stock for software                 759,056              759            999,241       (1,000,000)
  ($0.66 per share, August)
Issuance of common stock for legal,                   174,583              175            114,825           -
  financial, development and administrative
  services:
    ($0.68 per share, February)
    ($0.68 per share, April)                        1,968,326            1,968          1,332,506           -
    ($0.66 per share, May)                          1,913,579            1,914          1,290,633           -
    ($0.66 per share, September)                       57,157               57             37,593           -
Net loss                                            1,500,860            1,501            986,242           -
                                                        -                -                 -                -
BALANCE - December 31, 1999                        ----------       ----------        -----------      -----------
                                                   54,014,949       $   54,014        $30,034,004      $(2,300,000)
                                                   ==========       ==========        ===========      ===========


                 The accompanying notes are an integral part of these consolidated financial statements.

                                 SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARIES
                                               (A Development Stage Enterprise)

                                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY

                         For the Period from Inception (February 26, 1997) Through December 31, 2002


                                                                                      Deficit
                                                                                    Accumulated
                                                                                     During the
                                                                 Common Stock       Development
                                                                 to be Issued          Stage             Total
                                                                 ------------       ------------      -----------
Balance - December 31, 1998                                           -             $(22,797,540)     $(1,753,715)
Issuance of common stock in exchange
Issuance of common stock for cash:                                    -                  -                796,113
  ($0.66 per share, January)
  ($0.68 per share, February)                                         -                  -                470,000
  ($0.66 per share, March)                                            -                  -                 88,000
  ($0.68 per share, April)                                            -                  -                100,000
  ($0.66 per share, May)                                              -                  -                121,000
  ($0.23 per share, July)                                             -                  -                 25,500
  ($0.66 per share, September)                                        -                  -                233,884
Issuance of common stock for:                                         -                  -                214,449
  IBM Debt ($3.29 per share, September)
  Computer services ($2.34 per share,                                 -                  -
    September)                                                        -                  -                 26,583
  Shareholder's loan ($2.75 per share,
    November)                                                         -                  -                481,250
  Investment in real estate joint venture
    ($1.00 per share, December)                                       -                  -                420,000
Issuance of common stock in exchange to
  legal, financial, development and
  administrative services                                             -                  -                 -
Common stock to be issued
  ($0.54 per share, December)                                        114,000            (114,000)          -
Issuance of common stock for notes
  ($1.32 per share, July)                                             -                  -                 -
Issuance of common stock for software
  ($0.66 per share, August)                                           -                  -                115,000
IBM Debt ($3.29 per share, September)
Issuance of common stock for legal,
  financial, development and administrative
  services:                                                           -                  -              1,334,474
    ($0.68 per share, February)                                       -                  -              1,292,547
    ($0.68 per share, April)                                          -                  -                 37,650
    ($0.66 per share, May)                                            -                  -                987,743
    ($0.66 per share, September)                                      -               (7,894,949)      (7,894,949)
Net loss                                                         -----------        ------------      -----------
                                                                     114,000        $(30,806,489)     $(2,904,471)
BALANCE - December 31, 1999                                      ===========        ============      ===========


                The accompanying notes are an integral part of these consolidated financial statements.

                                SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARIES
                                               (A Development Stage Enterprise)

                                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY

                         For the Period from Inception (February 26, 1997) Through December 31, 2002




                                                            Common Stock              Additional       Common Stock
                                                   ------------------------------       Paid-in        Subscription
                                                     Shares              Amount         Capital         Receivable
                                                   ----------          ----------     -----------      ------------
BALANCE - December 31, 1999                        54,014,949       $   54,014        $30,034,004      $(2,300,000)

Issuance of common stock for cash:
  ($0.60 and $1.00 per share, January)                120,733              121             82,320           -
  ($0.60 and $1.00 per share, February)               653,466              653            399,427           -
  ($0.60 and $1.00 per share, March)                  508,567              508            413,393           -
  ($0.60 and $1.00 per share, April)                  512,081              512            355,138           -
  ($0.60 per share, May)                              475,834              476            285,024           -
  ($0.21 and $0.60 per share, June)                   761,667              762            132,838           -
  ($0.60 per share, July)                             160,000              160             95,840           -
  ($0.60 per share, August)                           108,667              109             65,091           -
  ($0.40 per share, September)                        110,062              110             43,915           -
  ($0.40 per share, October)                           25,000               25              9,975           -
  ($0.40 per share, November)                         100,000              100             39,900           -
Issuance of common stock for cash received
  in 1999 ($0.54 per share, January)                  211,669              212            113,788           -
Issuance of common stock for debt and
  interest:
    ($1.50 per share, April)                        1,122,918            1,123          1,683,254           -
    ($0.60 per share, October)                          2,632                3              1,576           -
    ($0.43 per share, November)                        55,814               56             23,944           -
    ($0.40 per share, December)                        77,083               77             30,756           -
Issuance of common stock for financial
  and development services:
    ($2.66 per share, February)                        22,768               23             60,449           -
    ($2.50 per share, March)                          139,988              140            349,830           -
    ($1.97 per share, April)                           28,527               29             56,066           -
    ($1.43 per share, May)                              3,000                3              4,287           -
    ($1.94 per share, June)                            90,700               91            175,485           -
    ($1.42 per share, July)                            28,640               29             40,642           -
    ($0.98 per share, August)                          16,114               16             15,842           -
    ($0.66 per share, September)                       40,067               40             26,398           -
    ($0.64 per share, October)                         58,397               58             37,278           -
    ($0.40 per share, November)                        21,155               21              8,441           -
Issuance of common stock for legal services                                                                 -
  ($0.35 per share, November)                         500,000              500            174,500           -
Issuance of common stock for investment in
  real estate joint venture:
    ($2.00 per share, March)                           28,432               28             56,836           -
    ($0.33 per share, October)                        101,975              102             33,550           -
Issuance of common stock to IC One
  shareholders, January                               119,905              120               (120)          -
Cancellation of shares of common stock
  issued in exchange, January                        (286,267)            (286)               286           -
Issuance of common stock for equipment
  ($1.00 per share, January)                            8,000                8              7,992           -
Issuance of common stock to settle CardOne
  potential claims ($1.05 per share, August)          294,180              294            308,595           -
Stock option compensation:
  January                                               -                -                 29,588           -
  February                                              -                -                 29,588           -
  March                                                 -                -                 29,588           -
  April                                                 -                -                407,476           -
  May                                                   -                -                815,726           -
  June                                                  -                -                109,334           -
  July                                                  -                -                109,335           -
  August                                                -                -                109,335           -
  September                                             -                -              1,599,960           -
  October                                               -                -                109,335           -
  November                                              -                -                109,335           -
  December                                              -                -                109,335           -
Net loss                                                -                -                 -                -
                                                   ----------       ----------        -----------      -----------
BALANCE,  December  31, 2000                       60,236,723       $   60,237        $38,734,475      $(2,300,000)
                                                   ==========       ==========        ===========      ===========




                The accompanying notes are an integral part of these consolidated financial statements.

                                SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARIES
                                               (A Development Stage Enterprise)

                                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY

                         For the Period from Inception (February 26, 1997) Through December 31, 2002



                                                                                      Deficit
                                                                                    Accumulated
                                                                                     During the
                                                                 Common Stock       Development
                                                                 to be Issued          Stage             Total
                                                                 ------------       ------------      -----------
BALANCE - December 31, 1999                                          114,000        $(30,806,489)     $(2,904,471)

Issuance of common stock for cash:
  ($0.60 and $1.00 per share, January)                                -                  -                 82,441
  ($0.60 and $1.00 per share, February)                               -                  -                400,080
  ($0.60 and $1.00 per share, March)                                  -                  -                413,901
  ($0.60 and $1.00 per share, April)                                  -                  -                355,650
  ($0.60 per share, May)                                              -                  -                285,500
  ($0.21 and $0.60 per share, June)                                   -                  -                133,600
  ($0.60 per share, July)                                             -                  -                 96,000
  ($0.60 per share, August)                                           -                  -                 65,200
  ($0.40 per share, September)                                        -                  -                 44,025
  ($0.40 per share, October)                                          -                  -                 10,000
  ($0.40 per share, November)                                         -                  -                 40,000
Issuance of common stock for cash received
  in 1999 ($0.54 per share, January)                               (114,000)             -                 -
Issuance of common stock for debt and
  interest:
    ($1.50 per share, April)                                          -                  -              1,684,377
    ($0.60 per share, October)                                        -                  -                  1,579
    ($0.43 per share, November)                                       -                  -                 24,000
    ($0.40 per share, December)                                       -                  -                 30,833
Issuance of common stock for financial and
  development services:
    ($2.66 per share, February)                                       -                  -                 60,472
    ($2.50 per share, March)                                          -                  -                349,970
    ($1.97 per share, April)                                          -                  -                 56,095
    ($1.43 per share, May)                                            -                  -                  4,290
    ($1.94 per share, June)                                           -                  -                175,576
    ($1.42 per share, July)                                           -                  -                 40,671
    ($0.98 per share, August)                                         -                  -                 15,858
    ($0.66 per share, September)                                      -                  -                 26,438
    ($0.64 per share, October)                                        -                  -                 37,336
    ($0.40 per share, November)                                       -                  -                  8,462
Issuance of common stock for legal services
  ($0.35 per share, November)                                         -                  -                175,000
Issuance of common stock for investment in
  real estate joint venture:
    ($2.00 per share, March)                                          -                  -                 56,864
    ($0.33 per share, October)                                        -                  -                 33,652
Issuance of common stock to IC One
  shareholders, January                                               -                  -                 -
Cancellation of shares of common stock
  issued in exchange, January                                         -                  -                 -
Issuance of common stock for equipment
  ($1.00 per share, January)                                          -                  -                  8,000
Issuance of common stock to settle CardOne
  potential claims ($1.05 per share, August)                          -                  -                308,889
Stock option compensation:
  January                                                             -                  -                 29,588
  February                                                            -                  -                 29,588
  March                                                               -                  -                 29,588
  April                                                               -                  -                407,476
  May                                                                 -                  -                815,726
  June                                                                -                  -                109,334
  July                                                                -                  -                109,335
  August                                                              -                  -                109,335
  September                                                           -                  -              1,599,960
  October                                                             -                  -                109,335
  November                                                            -                  -                109,335
  December                                                            -                  -                109,335
Net loss                                                              -              (10,485,935)     (10,485,935)
                                                                 -----------        ------------      -----------
BALANCE,  December  31, 2000                                          -             $(41,292,424)     $(4,797,712)
                                                                 ===========        ============      ===========



                The accompanying notes are an integral part of these consolidated financial statements.

                                 SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARIES
                                               (A Development Stage Enterprise)

                                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY

                         For the Period from Inception (February 26, 1997) Through December 31, 2002




                                                            Common Stock              Additional       Common Stock
                                                   ------------------------------       Paid-in        Subscription
                                                     Shares              Amount         Capital         Receivable
                                                   ----------          ----------     -----------      ------------
BALANCE, January 1, 2001                           60,236,723       $   60,237        $38,734,475      $(2,300,000)

Issuance of common stock for financial,
  development and administrative services:
    ($0.25 per share, February)                        21,386               21              5,326           -
    ($0.22 per share, March)                          622,916              623            141,075           -
    ($0.15 per share, April)                          402,210              402             58,017           -
    ($0.18 per share, May)                             55,000               55              9,570           -
    ($0.19 per share, June)                            62,115               62             11,740           -
    ($0.19 per share, July)                         1,101,580            1,102            204,601           -
    ($0.16 per share, August)                         270,047              270             44,118           -
    ($0.13 per share, September)                       68,348               68              9,134           -
    ($0.20 per share, October)                        286,406              287             57,717           -
    ($0.20 per share, November)                       308,189              308             59,789           -
    ($0.23 per share, December)                       395,400              395             89,297           -
Cancellation of common stock issued for
  financial services ($1.50 per share,
  December)                                           (55,000)             (55)           (82,445)          -
Issuance of common stock for directors' fees
  ($1.29 per share, March)                            335,000              335            432,365           -
Adjustment to issuance of common stock:
  February                                             76,527               77                (77)          -
  October                                              35,655               36                (36)          -
Settlement of subscription notes receivable:
  July                                                  -                -                 -             1,225,000
  December                                              -                -                 -                75,000
Issuance of common stock for debt:
  ($0.02 per share, October)                        1,385,710            1,386             23,614           -
  ($2.74 per share, November)                         105,128              105            287,895           -
Issuance of common stock for interest:
  ($0.18 per share, January)                          400,000              400             73,134           -
  ($0.18 per share, February)                         400,000              400             73,133           -
  ($0.18 per share, March)                            419,394              419             76,314           -
  ($0.21 per share, April)                            548,160              548            113,652           -
  ($0.21 per share, May)                              559,589              560            115,640           -
  ($0.20 per share, June)                             835,145              835            164,965           -
  ($0.15 per share, July)                           1,459,568            1,460            222,340           -
  ($0.15 per share, August)                         1,677,982            1,678            253,792           -
  ($0.15 per share, September)                      1,793,356            1,793            268,677           -
  ($0.23 per share, October)                        1,335,406            1,335            304,473           -
  ($0.19 per share, November)                       1,709,659            1,710            323,125           -
  ($0.53 per share, December)                         339,398              339            180,273           -
Valuation adjustment for collateralized shares          -                -                 -               863,370
Adjustment for variable option accounting               -                -                 55,160           -
Adjustment to issuance of common stock for
  stock options, August                               (24,000)             (24)                24           -
Loans payable - shareholder, at $0.13 per
  share, July                                       1,992,187            1,992            253,008           -
Stock options granted for wages, July                   -                -                919,197           -
Issuance of additional stock for sale
  of common stock for cash in 2000, December          250,000              250               (250)          -
Stock option compensation:
  January                                               -                -                360,757           -
  February                                              -                -                333,674           -
  March                                                 -                -                326,903           -
  April                                                 -                -                316,732           -
  May                                                   -                -                316,732           -
  June                                                  -                -                316,732           -
  July                                                  -                -              3,477,119           -
  August                                                -                -                316,731           -
  September                                             -                -                324,131           -
Issuance of common stock to Card One:
    ($0.21 per share, July)                         3,341,974            3,342            698,473           -
    ($0.16 per share, August)                       3,944,986            3,945            627,253           -
    ($0.12 per share, September)                        8,060                8                959           -
Net loss                                                -                -                 -                -
                                                   ----------       ----------        -----------      -----------
BALANCE,  December 31, 2001                        86,704,204       $   86,704        $50,899,028      $ (136,630)
                                                   ==========       ==========        ===========      ===========



                The accompanying notes are an integral part of these consolidated financial statements.

                        SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARIES
                                       (A Development Stage Enterprise)

                         CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY

                 For the Period from Inception (February 26, 1997) Through December 31, 2002



                                                                                      Deficit
                                                                                    Accumulated
                                                                                     During the
                                                                    Deferred        Development
                                                                  Compensation          Stage            Total
                                                                 ---------------    ------------      -----------
BALANCE, January 1, 2001                                          $   -             $(41,292,424)     $(4,797,712)

Issuance of common stock for financial,
  development and administrative services:
    ($0.25 per share, February)                                       -                  -                  5,347
    ($0.22 per share, March)                                          -                  -                141,698
    ($0.15 per share, April)                                          -                  -                 58,419
    ($0.18 per share, May)                                            -                  -                  9,625
    ($0.19 per share, June)                                           -                  -                 11,802
    ($0.19 per share, July)                                           -                  -                205,703
    ($0.16 per share, August)                                         -                  -                 44,388
    ($0.13 per share, September)                                      -                  -                  9,202
    ($0.20 per share, October)                                        -                  -                 58,004
    ($0.20 per share, November)                                       -                  -                 60,097
    ($0.23 per share, December)                                       -                  -                 89,692
Cancellation of common stock issued for
  services ($1.50 per share, December)                                -                  -                (82,500)
Issuance of common stock for directors' fees
  ($1.29 per share, March)                                            -                  -                432,700
Adjustment to issuance of common stock:
  February                                                            -                  -                 -
  October                                                             -                  -                 -
Settlement of subscription notes receivable:
  July                                                                -                  -              1,225,000
  December                                                            -                  -                 75,000
Issuance of common stock for debt:
  ($0.02 per share, October)                                          -                  -                 25,000
  ($2.74 per share, November)                                         -                  -                288,000
Issuance of common stock for interest:
  ($0.18 per share, January)                                          -                  -                 73,534
  ($0.18 per share, February)                                         -                  -                 73,533
  ($0.18 per share, March)                                            -                  -                 76,733
  ($0.21 per share, April)                                            -                  -                114,200
  ($0.21 per share, May)                                              -                  -                116,200
  ($0.20 per share, June)                                             -                  -                165,800
  ($0.15 per share, July)                                             -                  -                223,800
  ($0.15 per share, August)                                           -                  -                255,470
  ($0.15 per share, September)                                        -                  -                270,470
  ($0.23 per share, October)                                          -                  -                305,808
  ($0.19 per share, November)                                         -                  -                324,835
  ($0.53 per share, December)                                         -                  -                180,612
Valuation adjustment for collateralized shares                        -                  -                863,370
Adjustment for variable option accounting                             -                  -                 55,160
Adjustment to issuance of common stock for
  stock options, August                                               -                  -                 -
Loans payable - shareholder ($0.13 per
  share, July)                                                        -                  -                255,000
Stock options granted for wages, July                                 -                  -                919,197
Issuance of additional stock for sale
  of common stock for cash in 2000, December                          -                  -                 -
Stock option compensation:
  January                                                             -                  -                360,757
  February                                                            -                  -                333,674
  March                                                               -                  -                326,903
  April                                                               -                  -                316,732
  May                                                                 -                  -                316,732
  June                                                                -                  -                316,732
  July                                                                -                  -              3,477,119
  August                                                              -                  -                316,731
  September                                                           -                  -                324,131
Issuance of common stock to Card One:
    ($0.21 per share, July)                                           -                  -                701,815
    ($0.16 per share, August)                                         -                  -                631,198
    ($0.12 per share, September)                                      -                  -                    967
Net loss                                                              -              (14,774,236)     (14,774,236)
                                                                 -----------        ------------      -----------
BALANCE,  December 31, 2001                                      $    -             $(56,066,660)     $(5,217,558)
                                                                 ===========        ============      ===========


                The accompanying notes are an integral part of these consolidated financial statements.

                                SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARIES
                                               (A Development Stage Enterprise)

                                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY

                         For the Period from Inception (February 26, 1997) Through December 31, 2002



                                                             Common Stock             Additional       Common Stock
                                                   ------------------------------       Paid-in        Subscription
                                                     Shares              Amount         Capital         Receivable
                                                   -----------         ----------     -----------      ------------
BALANCE, January 1, 2002                            86,704,204      $   86,704        $50,899,028      $  (136,630)

Issuance of common stock for debt:
  ($0.37 per share, May)                               114,308             114             41,723           -
  ($0.37 per share, July)                               18,180              18              6,636           -
  ($0.37 per share, September)                          24,645              25              8,995           -
Issuance of common stock for interest:
  ($0.12 per share, January)                         3,679,936           3,680            419,513           -
  ($0.11 per share, February)                        3,947,206           3,947            430,245           -
  ($0.12 per share, March)                           3,690,397           3,690            439,157           -
  ($0.06 per share, April)                           7,380,795           7,381            435,467           -
  ($0.08 per share, May)                             5,094,311           5,094            427,922           -
  ($0.08 per share, June)                            5,273,031           5,273            427,116           -
  ($0.06 per share, July)                            7,848,393           7,849            423,812           -
  ($0.08 per share, August)                          5,743,000           5,743            424,982           -
  ($0.07 per share, September)                       6,759,204           6,759            422,299           -
  ($0.07 per share, October)                           140,000             140              8,960           -
  ($0.08 per share, November)                          113,750             114              8,986           -
  ($0.04 per share, December                           211,628             212              8,889           -
Issuance of common stock for financial,
  development and administrative services:
    ($0.19 per share, March)                           200,000             200             37,800           -
    ($0.08 per share, July)                            200,000             200             16,040           -
    ($0.18 per share, August)                          452,429             453             79,225           -
    ($0.06 per share, September)                       120,000             120              7,440           -
    ($0.07 per share, November)                      1,263,242           1,263             80,847           -
    ($0.05 per share, December)                        480,000             480             21,120           -
    ($0.06 per share, December)                        700,000             700             41,800           -
Cancellation of common stock issued for
  directors' fees:
    ($1.29 per share, April)                          (110,000)           (110)          (141,790)          -
    ($1.29 per share, June)                            (75,000)            (75)           (96,675)          -
Compensation for consultants                            -                -                328,665           -
Accrued compensation converted into options             -                -                145,000           -
Stock option compensation:
  March                                                 -                -                233,579           -
  April                                                 -                -                    790           -
  May                                                   -                -                    790           -
  June                                                  -                                     791           -
  July                                                  -                -                 72,479           -
  August                                                -                -                  7,712           -
  September                                             -                -                 15,680           -
  October                                               -                -                    790           -
  November                                              -                -                    790           -
  December                                              -                -                 37,650           -
Amortization of deferred option compensation:
  January                                               -                -                 -                -
  February                                              -                -                 -                -
  March                                                 -                -                 -                -
  April                                                 -                -                 -                -
  May                                                   -                -                 -                -
  June                                                  -                -                 -                -
  July                                                  -                -                 -                -
  August                                                -                -                 -                -
  September                                             -                -                 -                -
  October                                               -                -                 -                -
  November                                              -                -                 -                -
  December                                              -                -                 -                -
Valuation adjustment for collateralized shares          -                -                 =               103,991
Shares issued for settlements:
  ($0.08 per share, September)                         286,267             286             22,615           -
  ($0.05 per share, December)                           30,588              31              1,498           -
Net loss                                                -                -                 -                -
                                                   -----------      ----------        -----------      -----------
BALANCE,  December 31, 2002                        140,290,514      $  140,291        $55,748,366      $  (32,639)
                                                   ===========      ==========        ===========      ===========



                The accompanying notes are an integral part of these consolidated financial statements.

                                SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARIES
                                               (A Development Stage Enterprise)

                                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIENCY

                         For the Period from Inception (February 26, 1997) Through December 31, 2002




                                                                                      Deficit
                                                                                    Accumulated
                                                                                     During the
                                                                    Deferred        Development
                                                                  Compensation         Stage             Total
                                                                 ---------------    ------------      -----------
BALANCE, January 1, 2002                                           $    -           $(56,066,660)     $(5,217,558)

Issuance of common stock for debt:
  ($0.37 per share, May)                                                -                -                 41,837
  ($0.37 per share, July)                                               -                -                  6,654
  ($0.37 per share, September)                                          -                -                  9,020
Issuance of common stock for interest:
  ($0.12 per share, January)                                            -                -                423,193
  ($0.11 per share, February)                                           -                -                434,192
  ($0.12 per share, March)                                              -                -                442,847
  ($0.06 per share, April)                                              -                -                442,848
  ($0.08 per share, May)                                                -                -                433,016
  ($0.08 per share, June)                                               -                -                432,389
  ($0.06 per share, July)                                               -                -                431,662
  ($0.08 per share, August)                                             -                -                430,725
  ($0.07 per share, September)                                          -                -                429,058
  ($0.07 per share, October)                                            -                -                  9,100
  ($0.08 per share, November)                                           -                -                  9,100
  ($0.04 per share, December                                            -                -                  9,101
Issuance of common stock for financial,
  development and administrative services:
    ($0.19 per share, March)                                            -                -                 38,000
    ($0.08 per share, July)                                             -                -                 16,240
    ($0.18 per share, August)                                           -                -                 79,678
    ($0.06 per share, September)                                        -                -                  7,560
    ($0.07 per share, November)                                         -                -                 82,110
    ($0.05 per share, December)                                         -                -                 21,600
    ($0.06 per share, December)                                         -                -                 42,500
Cancellation of common stock issued for
  directors' fees:
    ($1.16 per share, April)                                            -                -               (141,900)
    ($1.36 per share, June)                                             -                -                (96,750)
Compensation for consultants                                            -                -                328,665
Deferred compensation converted into options                            -                -                145,000
Stock option compensation:
  March                                                                (22,919)          -                210,660
  April                                                                 -                -                    790
  May                                                                   -                -                    790
  June                                                                  -                -                    791
  July                                                                  -                -                 72,479
  August                                                                -                -                  7,712
  September                                                             -                -                 15,680
  October                                                               -                -                    790
  November                                                              -                -                    790
  December                                                              (6,890)          -                 30,760
Amortization of deferred option compensation:
  January                                                               -                -                 -
  February                                                              -                -                 -
  March                                                                 -                -                 -
  April                                                                    790           -                    790
  May                                                                      790           -                    790
  June                                                                     791           -                    791
  July                                                                     790           -                    790
  August                                                                   790           -                    790
  September                                                                791           -                    791
  October                                                                  790           -                    790
  November                                                                 790           -                    790
  December                                                                 791           -                    791
Valuation adjustment for collateralized shares                          -                -                103,991
Shares issued for settlements:
  ($0.08 per share, September)                                          -                -                 22,901
  ($0.05 per share, December)                                           -                -                  1,529
Net loss                                                                -             (7,738,743)      (7,738,403)
                                                                   -----------      ------------      -----------
BALANCE,  December 31, 2002                                        $   (22,696)     $(63,805,403)     $(7,972,081)
                                                                   ===========      ============      ===========




                The accompanying notes are an integral part of these consolidated financial statements.

                                 SCHIMATIC CASH TRANSACTIONS NETWORK.COM.INC. AND SUBSIDIARIES
                                               (A Development Stage Enterprise)

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS





                                                                                                   For the Period
                                                                 For the Years Ended               From Inception
                                                                    December 31,                (February 27, 1997)
                                                             --------------------------         Through December 31,
                                                                2002           2001                    2002
                                                             -----------   ------------         --------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $(7,738,743)     $(14,774,236)        $(63,805,403)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation and amortization                                3,347            60,592              365,010
      Stock option compensation                                  677,019         6,089,512           10,334,466
      Adjustment for variable accounting of
        options                                                   -                 55,160               55,160
     Common stock issued for services
        and compensation                                         287,688           611,477           24,216,183
      Common stock issued for interest expense                 3,927,230         2,180,995            6,229,054
      Common stock issued to settle CardOne
        claims                                                    24,430         1,333,980            1,667,299
      Common stock issued for directors' fees                   (238,650)          432,700              432,700
      Write-off of common stock subscription
        receivable                                               103,991         1,988,370            2,092,361
      (Gain) loss on extinguishment of debt                       -               (770,000)             931,210
      Loss on impairment of assets                                -                -                    675,546
  Changes in current assets and liabilities:
    Other assets                                                    (827)          -                     29,191
    Accounts payable and accrued expenses                      2,274,801           566,039            7,470,314
                                                             -----------      ------------         ------------
      NET CASH USED IN OPERATING ACTIVITIES                     (679,714)       (2,225,411)          (9,306,909)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                           -                -                   (347,349)
  Acquisition of patents                                          -                -                    (46,854)
  Investment in real estate joint venture                         -                -                    (36,515)
                                                             -----------      ------------         ------------
      NET CASH USED IN INVESTING ACTIVITIES                       -                -                   (430,718)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from  loans payable - shareholders                   (243,571)          -                    255,000
  Loans - CEO America                                            150,000           -                    150,000
  Proceeds from notes payable                                    583,140         2,060,187            3,253,327
  Proceeds from common stock subscription
    receivable                                                    -                175,000              175,000
  Sales of common stock                                           -                -                  5,729,815
  Amounts owed to employees                                      175,801           -                    175,801
                                                             -----------      ------------         ------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                  665,370         2,235,187            9,738,943
                                                             -----------      ------------         ------------
NET INCREASE (DECREASE) IN CASH                                  (14,344)            9,776                1,316

CASH AT BEGINNING OF PERIOD                                       15,660             5,884              -
                                                             -----------      ------------         ------------
CASH AT END OF PERIOD                                        $     1,316      $     15,660         $      1,316
                                                             ===========      ============         ============



                The accompanying notes are an integral part of these consolidated financial statements.

                                 SCHIMATIC CASH TRANSACTIONS NETWORK.COM.INC. AND SUBSIDIARIES
                                               (A Development Stage Enterprise)

                                              CONSOLIDATED STATEMENTS OF CASH FLOWS



SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------

                                                                                                   For the Period
                                                                 For the Years Ended               From Inception
                                                                    December 31,                (February 27, 1997)
                                                             --------------------------         Through December 31,
                                                                2002           2001                    2002
                                                             -----------   ------------         --------------------
  Cash paid during the year for:
    Interest                                                 $    -           $    -               $    -
                                                             ===========      ============         ============

NON-CASH FINANCING AND INVESTING ACTIVITIES:
------------------------------------------------


  Issuance of common stock for debt                          $    57,511      $    313,000         $    620,511
                                                             ===========      ============         ============

  Stock options granted for accrued wages                    $   145,000      $    919,197         $  1,064,197
                                                             ===========      ============         ============

  Issuance of common stock for interest                      $ 3,927,230      $  2,180,995         $  6,229,054
                                                             ===========      ============         ============

  Issuance of common stock for investment in
    real estate joint venture                                $    -           $    -               $    510,516
                                                             ===========      ============         ============

  Issuance of common stock for equipment                     $    -           $    -               $      8,000
                                                             ===========      ============         ============

  Issuance of common stock for IC One, Inc.                  $    -           $    -               $     34,929
                                                             ===========      ============         ============

  Issuance of common stock for shareholder's
    loan                                                     $    -           $    255,000         $    405,000
                                                             ===========      ============         ============

  Issuance of common stock for software                      $    -           $    -               $    115,000
                                                             ===========      ============         ============

  Issuance of common stock for notes receivable              $    -           $    -               $  2,300,000
                                                             ===========      ============         ============
  (Cancellation) issuance of common stock for
    directors' fees                                          $  (238,650)     $    432,700         $    194,050
                                                             ===========      ============         ============



The accompanying notes are an integral part of these consolidated financial statements.

                       (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - THE COMPANY

Schimatic Cash Transactions Network.com, Inc. (the Company) is a development stage enterprise in the business of research, development and integration of proprietary processes and software technologies for the electronic payment industry, primarily involving consumer loyalty programs. Schimatic Cash Transactions Network.com, Inc. operates principally through its wholly-owned subsidiary, Smart Chip Technologies, LLC. The Company licenses, markets and develops smart-card loyalty products through its subsidiary, Smart Chip Technologies, LLC under the "Smart Chip" name.

The Company was incorporated in Florida as Apple Tree Capital Corp. in October 1996 and remained inactive until it merged in November 1998 with and concurrently changed its name to Schimatic Cash Transactions Network.com, Inc.

In September 1999, the Company acquired all of the outstanding shares of IC One, Inc. (IC One). The exchange was accounted for as a reverse acquisition since the former shareholders and members of the IC One owned a majority of the outstanding common stock of the Company after the transaction. Accordingly, the combination of IC One and the Company was recorded as a recapitalization of IC One, pursuant to which IC One was treated, as the acquirer for accounting purposes and the historical financial statements presented are those of IC One from its inception on February 27, 1997.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
---------------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise and has incurred net losses of $63,805,403 since inception. Additionally, the Company had a net working capital deficiency of $5,491,930 and a total shareholders' deficiency of $7,972,081 at December 31, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management expects to incur additional losses for the foreseeable future and recognizes the need to raise capital through the future issuance of stock and/or debentures in order to develop a viable business. The Company continues to implement cost-cutting measures. It may also rely increasingly on strategic alliances with others who will assume responsibility for financing specific required development tasks, thus, reducing the Company's financial requirements for the exploitation of its intellectual properties.

        SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation (Continued)
---------------------

As of December 31, 2002, current liabilities are substantially past due. In the event demands are made upon the Company which cannot be met and the associated creditors successfully pursue action against the Company, the Company could be exposed to additional costs of legal fees, interest or penalties, and may be forced to take other defensive actions, including filing for bankruptcy.

The Company has been able to finance its operations primarily by raising capital through the private placement of common stock and the issuance of convertible debt.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, IC One and Smart Chip Technologies, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Software Development Costs
--------------------------

Software development costs are expensed as incurred until technology feasibility has been established. The Company defines the establishment of technological feasibility as the completion of all planning, designing, coding and testing activities that are necessary to establish products that meet design specifications including functions, features and technical requirements.

Research and Development Costs
------------------------------

Research and development expenditures are charged to expense as incurred, unless such costs are expected to be reimbursed. The Company capitalizes costs related to acquired technologies that have achieved technological feasibility and have alternative uses. Research and development expenses totaled approximately $1,800,000 and $5,600,000 for the years ended December 31, 2002 and 2001, respectively.

Property and Equipment
----------------------

Property and equipment are recorded at cost. Expenditures for major additions and betterment's are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by straight-line method over the assets estimated lives. Leasehold improvements are amortized over the lesser of the lease term or the assets' useful lives.

        SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment (Continued)
----------------------

Upon sale or retirement of plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations. Prior to December 31, 2002, the assets were fully depreciated. Depreciation expense for the years ended December 31, 2002 and 2001 was $0 and $57,246, respectively.

Intangible Assets
-----------------

Intangible assets include the legal costs of developing and acquiring patents as well as those patents with patent pending status. These patents expire in various periods from September 2012 through November 2014 and are amortized ratably over fourteen years.

Stock-Based Compensation
--------------------------

The Company follows Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes accounting and reporting standards for stock-based employee compensation plans. This statement allows companies to choose between the fair value based method of accounting as defined in this statement and the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees."

The Company has elected to continue to follow the accounting guidance provided by APB 25, as permitted for stock-based compensation relative to the Company's employees. Stock and options granted to other parties in connection with providing goods and services to the Company are accounted for under the fair value method as prescribed by SFAS 123.

In December 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS Statement No. 123". This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. We have adopted the increased disclosure requirements of SFAS No. 148 for the fiscal year ended December 31, 2002.

        SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation (Continued)
------------------------

The additional disclosures required by SFAS No. 148 are as follows:

                                                                        For Years Ended December 31,
                                                                         2002                  2001
                                                                     -----------          ------------
Net loss attributable to common stockholders,
  as reported                                                        $(7,738,743)         $(14,774,236)

Add:  Stock-based compensation expense included
        in reported net income, net of related
        tax effect                                                       677,019             6,089,511

Less:  Total stock-based compensation expense
        determined under the fair value-based
        method for all awards                                           (684,652)           (6,124,109)
                                                                     -----------          ------------
Proforma net loss attributable to common
  stockholders                                                       $(7,746,376)         $(14,808,834)
                                                                     ===========          ============
Basic and diluted net loss attributable to common stockholders:
    As reported                                                           $(0.07)               $(0.21)
                                                                          ======                ======
    Proforma                                                              $(0.07)               $(0.21)
                                                                           ======               ======

Income Taxes
------------

The Company follows SFAS No. 109, "Accounting for Income Taxes", which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are based on the differences between the financial statements and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Loss Per Common Share
---------------------

Basic and diluted loss per share has been calculated based upon the weighted average number of common shares outstanding, excluding 759,056 subscribed shares, 30,116,134 shares discussed in Note 7 and the 2,100,000 shares discussed in Note 12, and excludes any potentially dilutive securities. Stock options and convertible notes have been excluded as common stock equivalents in the computation of diluted loss per share since the results would be anti-dilutive. Obligations to issue additional shares, which could potentially dilute earnings per share, were approximately 106,500,000 at December 31, 2002.

        SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments
-----------------------------------

The Company's financial instruments consist primarily of cash, and accounts payable and accrued expenses, which approximate fair value because of their short maturities. The Company's notes payable approximate the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2002.

Impairment of Long - Lived Assets
---------------------------------

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

Impact of Recently Issued Accounting Standards
----------------------------------------------

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30 ("Opinion No. 30"). Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent that meets the criteria for classification as an extraordinary item. The Company is required to adopt SFAS No. 145 no later than the first quarter of fiscal 2003, although early adoption is allowed.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullified Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. These costs include lease, costs to consolidate facilities or relocate employees, and certain termination benefits provided to employees

        SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recently Issued Accounting Standards (Continued)
----------------------------------------------

that are involuntarily terminated under the terms of a one-time benefit arrangement. A fundamental conclusion reached by the FASB in this statement is that an entity's commitment to a plan, by itself, does not create a present obligation to others that meets the definition of a liability. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", ("FIN No. 46"). This interpretation of Accounting Research Bulletin (ARB") No. 51, "Consolidated Financial Statements", provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification of FIN No. 46 and issued Interpretation No. 46(R), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN No. 46(R)"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46(R) is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15 2003. Application by public small business issuer's entities is required in all interim and annual financial statements for periods ending after December 15, 2004.

In April 2003, the FASB issued Statement of Financial Accounting Standard, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after September 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively.

        SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Impact of Recently Issued Accounting Standards (Continued)
----------------------------------------------

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, otherwise, is effective at the beginning of the first interim period beginning after June 15, 2003.

Management has not yet determined the effect of the adoption of any of these pronouncements on the Company's consolidated financial statements.

Cash and Cash Equivalents
-------------------------

The Company considers all short-term highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents.

NOTE 3 - INTANGIBLE ASSET

At December 31, 2002, intangible asset consists of:

                                             Useful Life            Amount
                                             -----------          ----------

     Patents                                   14 years           $   46,854
     Less: Accumulated amortization                                  (19,189)
                                                                  ----------
                                                                  $   27,665
                                                                  ==========

Amortization expense charged to operations in 2002 and 2001 was $3,347 for both years. The estimated amortization of intangible asset for the five years ending December 31, 2007 is as follows:


         Year Ending December 31,                               Amount
         ------------------------                               ------
                   2003                                        $  3,347
                   2004                                           3,347
                   2005                                           3,347
                   2006                                           3,347
                   2007                                           3,347

         SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - AMOUNTS OWED TO OFFICERS

Loans payable to officers are non-interest bearing advances made on behalf of the Company that are unsecured and payable on demand.

NOTE 5 - AMOUNTS OWED TO EMPLOYEES

Amounts owed to employees are non-interest bearing advances made on behalf of the Company that are unsecured and payable on demand.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

At December 31, 2001, the limited convertible notes payable of $1,982,187 bear interest at 20% per month, which was payable in additional shares of common stock at a price of either $0.20, or if lower, computed based on the then market price for the common stock.

On September 30, 2002, the Company converted all of the limited convertible notes into secured convertible promissory notes.

At December 31, 2002, secured convertible notes payable of $2,507,816 bear interest at a rate of 12% annually and are secured by Company's intellectual property. The notes mature at various dates extending through September 2004. The Company has the option to repay the notes and interest in cash or convert them into common stock based on a conversion price of $.05 per share or the holder can elect to convert the notes to common stock based on the above stated conversion price. The Company needs to raise a cumulative amount of $4.5 million to effect a conversion of the notes; however, the holder can convert their notes anytime. If the Company should force a conversion of these notes into common stock, then the holder will receive an additional amount equal in value to 25% of the principal amount in stock options priced at $0.05 per share that can be exercised within a 5 year period in accordance with the terms and conditions of the note.

       Limited Convertible Notes Payable:
       ---------------------------------
           Limited convertible notes -  December 31, 2001           $1,982,187
           Notes issued during 2002                                    390,155
           Notes converted to stock during 2002                        (57,511)
           Notes converted into secured convertible
             promissory notes on September 30, 2002                 (2,314,831)
                                                                    ----------
           Ending Balance - December 31, 2002                       $    -
                                                                    ==========

       Secured Convertible Promissory Notes Payable:
       --------------------------------------------
           Balance - December 31, 2001                              $    -
           Limited notes converted into secured convertible
             promissory notes on September 30, 2002                  2,314,831
           Notes issued during 2002                                    192,985
                                                                    ----------
           Ending Balance - December 31, 2002                       $2,507,816
                                                                    ==========

At December 31, 2002, these notes are convertible into 50,156,325 shares of common stock.

        SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 7 - LOANS PAYABLE - CEO AMERICA

On May 17, 2002, the Company signed an agreement with CEO America, a wholly-owned subsidiary of Consumer Economic Opportunities, whereby CEO America agreed to pay an initial $150,000 to the Company and a second payment of $350,000 on June 20, 2002 for ownership of the SCTN Patents with exclusive rights for use of the patents being retained by SCTN. The agreement was to include a 20% equity swap of the two companies. On June 4, 2002, the Company placed title to the patents in escrow. In connection with the agreement, the Company placed in escrow a certificate for 30,116,134 shares of SCTN common stock as collateral. On July 2, 2002, CEO had not delivered the balance of the money, nor had they complied with any other conditions of the escrow agreement. The patent title and stock certificate shall remain in escrow pending either repayment of the original $150,000 to CEO, or until the matter is settled. The shares of common stock deposited in escrow are not considered to have been issued or outstanding.

NOTE 8 - DEFERRED COMPENSATION

In July 2002, various consultants, who were owed fees and/or other compensation, signed deferred payment/compensation stock option agreements. The deferred compensation agreements allow the holders to defer payment of their owed compensation by electing to receive cash, common stock or stock options in accordance with the terms of their agreements.

At December 31, 2002, deferred compensation, if the holders so elect, is convertible into stock options totaling 6,801,250 shares of common stock which are potentially dilutive to earnings per share.

NOTE 9 - INCOME TAXES

At December 31, 2002, the Company has available unused net operating loss carryovers of approximately $53,000,000 that may be applied against future taxable income and expire at various dates through 2022. The Company has a deferred tax asset arising from such net operating loss deductions and has recorded a valuation allowance for the full amount of such deferred tax asset since the likelihood of realization of the tax benefits cannot be determined. These losses may be subject to substantial limitations as a result of IRC
Section 382 rules governing changes in control.

Further, the Company has not filed any federal, state or local income or franchise tax returns for the years ended December 31, 2002 and 2001. Such failure may have a material adverse effect on the amount of any net operating loss carryforwards and may subject the Company to fines.

         Deferred tax asset:
           Net operating loss carryfoward                       $21,400,000
           Valuation allowance                                  (21,400,000)
                                                                -----------

               Net Deferred Tax Asset                           $    -
                                                                ===========

        SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 9 - INCOME TAXES (Continued)

For the year ended December 31, 2002, the valuation allowance increased approximately $2,800,000.

NOTE 10 - SHAREHOLDERS' DEFICIENCY

Equity Transactions
-------------------

During 2002, the Company issued 50,038,784 shares of common stock for debt and payment of interest. Included in this total are 157,133 shares of common stock issued in May, July and September of 2002, which were valued at $57,511 for the conversion of convertible notes payable into common stock. In addition, the Company issued 49,881,651 shares of common stock valued at $3,927,230 as payment for interest due on convertible notes.

During 2002, the Company issued 3,415,671 shares of common stock valued at $287,688 for financial, development and administrative services. In addition, 185,000 shares of common stock originally issued in 2001 for accrued director fees and valued at $238,650, were cancelled.

During 2002, the Company issued 316,855 shares of common stock valued at $24,430 for legal settlements.

As of December 31, 2002, 759,056 shares of common stock are subscribed for through the execution of non-recourse promissory notes totaling $1,000,000 and are due no later than June 30, 2005. Such promissory notes are collateralized by the same shares, which were issued against these non-recourse promissory notes and provide that holders of the notes are required to repay the notes from proceeds received from the sale of such common stock. If a note is not repaid at or before maturity on June 30, 2005, the subject shares would be returned to the Company. Accordingly, subscription receivable is decreased to the fair market value of the common stock collateralizing these notes. As a result of the decrease in market price of such shares, the Company has recorded a valuation allowance of $103,991 and $863,370 as of December 31, 2002 and 2001, respectively, against such subscription receivable.

During 2001, the Company issued 12,968,495 shares of common stock for debt and payment of interest of $2,493,995. Included in this total are 1,490,838 shares of common stock issued in October and November of 2001, which were valued at $313,000 for the conversion of convertible notes payable into common stock. In addition, during the year ended December 31, 2001, the Company issued 11,477,657 shares of common stock valued at $2,180,995 as payment for interest due on convertible notes.

During 2001, the Company issued 335,000 shares of common stock valued at $432,700 for accrued director fees.

        SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10 - SHAREHOLDERS' DEFICIENCY (Continued)

Equity Transactions (Continued)
------------------------------

During 2001, the Company issued 3,538,597 shares of common stock valued at $611,477 for financial, development and administrative services. Included in this total are 55,000 shares originally issued in April 2000 and valued at $82,500, which have been cancelled and returned to treasury due to non-performance of services.

During 2001, the Company reached an agreement with a former employee in settlement of disputed terms of a note receivable pursuant to a stock purchase agreement entered into by IC One in 1998. Under this agreement, the Company agreed to accept payments totaling $175,000, of which $100,000 was received in July 2001 and the balance received in December 2001, in full satisfaction of the $1,300,000 in common stock subscriptions receivable. Therefore, the Company has written-off the balance of $1,125,000 in common stock subscriptions receivable.

During 2001, the Company issued 7,295,020 shares of common stock in settlement with Card One.

Authorized Shares
-----------------

The Company is authorized to issue 200,000,000 shares of common stock. At December 31, 2002, the Company had common stock shares outstanding of 140,290,514 and an additional 106,500,000 shares issuable upon the conversion of stock options, convertible debt and deferred compensation. As a result, the Company would exceed the authorized amount by 46,800,000. The Company may be required to seek shareholder approval to increase the shares authorized limits in order to satisfy its potential conversion of dilutive securities.

As an alternative, the Company may purchase shares of common stock in the open market, or seek to repay the indebtedness in lieu of conversion.

NOTE 11 - STOCK OPTION PLAN

On December 8, 1999, the Company adopted an Employee Stock Option Plan (the "Plan"). The Board of Directors administers the Plan. Under the Plan, the Company may grant stock options, which may be incentive stock options ("ISO's") as defined in the Internal Revenue Code, and stock awards or options which do not qualify as ISO's to employees and officers. All employees of the Company are eligible to participate in the Plan.

        SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - STOCK OPTION PLAN (Continued)

Prior to the IC One reverse acquisition, the Company's chairman and chief executive officer, was granted options in November 1998 to purchase 6,778,000 post reverse acquisition shares of the Company's common stock. In July 2001, the Chairman of the Board voluntarily agreed to reduce the number of stock options previously granted to him by 1,778,000 options to 5,000,000. The Board of Directors also agreed to accept the same non-recourse note terms as discussed below for executive officers.

In 2001, the Company's Board of Directors authorized the reduction of the exercise prices of 6,170,000 options granted during 2000, from exercise prices ranging from $0.22 to $0.48 per share to $0.128 per share, which was the market price on the date of repricing. Stock option compensation recorded in the financial statements reflect the $0.128 repricing. The reduction in exercise price is effective at the time when the option-holders exercise their options. In addition, the options immediately vested provided that the optionee exercised the options in exchange for a note payable secured by the common stock received from the exercise.

In July 2001, the officers, including the Chairman of the Board, and employees exercised their options to purchase 1,992,187 shares of common stock.

Also during July 2001, officers, including the Chairman of the Board and employees exercised stock options totaling 10,436,146 with the exercise price paid with non-recourse promissory notes whereby the stock certificates were held by the Company. Such shares will not be recorded in the financial statements until the promissory notes are repaid. These shares have been excluded from the calculation of basic and diluted loss per share.

In January and July of 2001, the Company's Board of Directors granted options for the purchase of 10,191,783 shares of its common stock to officers, directors and employees of the Company, including 9,191,970 options granted to officers and directors in exchange for settlement of $919,197 of accrued wages. The exercise prices for such options ranged from $0.10 to $0.22 per share, were granted below the traded market price and vested during the year ended December 31, 2001. All options expire at the end of four years from the date of the grant. As a result of the options granted below the traded market price, the Company has charged to operations stock option compensation of $6,089,512 for the year ended December 31, 2001.

         SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - STOCK OPTION PLAN (Continued)

The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for stock options granted during the years 2002 and 2001: annual dividends of $0; expected volatility of 154% and 139%, respectively; risk-free interest rate of 2.93% and 3.67%; and expected life of three to ten years. The estimated weighted - average fair values of stock options granted to employees, officers and directors during the year 2002 and 2001 was approximately $.05 and $.64 respectively.

                                                        Stock Options
                                                ---------------------------
                                                                Weighted
                                                                Average
                                                                Exercise
                                                  Shares         Price
                                                -----------    ----------

         Outstanding at January 1, 2001          20,076,333         0.37
           Granted                               10,191,783         0.11
           Exercised                             (1,992,187)       (0.13)
           Cancelled                             (2,228,000)       (0.21)
                                                -----------        -----
         Outstanding at December 31, 2001        26,047,929         0.23
           Granted                               19,203,546         0.06
           Exercised                                  -               -
           Cancelled                             (1,456,666)       (0.48)
                                                -----------        -----
         Outstanding at December 31, 2002        43,794,809        $0.09
                                                ===========        =====

The following table summarizes the Company's stock options outstanding and exercisable at December 31, 2002:

                                        Options Outstanding                            Options Exercisable
                              ----------------------------------------            ----------------------------
                                               Weighted
                                                Average      Weighted                               Weighted
                                               Remaining     Average                                Average
  Range of Exercise               Number      Contractual    Exercise                Number         Exercise
       Prices                  Outstanding       Life         Price                Exercisable        Price
  -----------------           -------------   -----------   ----------             -----------     -----------
                              (In Thousands)   (In Years)                         (In Thousands)
$0.00 - $0.23                     40,115           4.67             $0.08              38,470           $0.08
$0.48 - $0.49                      3,347           7.65             $0.48               2,064           $0.48
$0.64 - $0.80                        333           7.34             $0.64                 222           $0.64
                                --------                                             --------
                                  43,795                                               40,756
                                ========                                             ========

        SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARIES
                       (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 12 -OUTSIDE RESEARCH AND DEVELOPMENT SERVICES

The Company retained a third-party vendor in 1997 to perform certain research and development services relating to the Company's database technology. As of December 31, 1999, cumulative costs incurred approximated $2,170,000, for which the Company made cash payments of $200,000 in 1999 for such services rendered. In 1999, the Company also issued to this vendor 2,100,000 shares of common stock as collateral of the unpaid balance.

In June 2001, the Company reached a settlement and agreed to reduce the balance of accounts payable to them by $770,000, to $1,200,000. The agreement resulted in an extraordinary gain from settlement of $770,000. The agreement also calls for the return to the Company of 2,100,000 shares of common stock placed in escrow as collateral for the obligation. The agreement permits the Company to repay the remaining amount over a period of time as long as fifteen months, starting no later than September 30, 2001. The amounts expected to be repaid will increase from $70,000 per month in September 2001 to $90,000 per month through December 2002. During 2001, the Company made two of the four payments due in 2001 which totaled to $140,000. The unpaid balance is $1,200,600, including accrued interest charges of $140,600, as of December 31, 2002. In December 2003, the Company received certificates for the return of all of the 2,100,000 shares of common stock which were then cancelled.

NOTE 13 - LITIGATION AND SETTLEMENT OF CLAIMS

The Company is currently a defendant or co-defendant in various legal actions arising in the ordinary course of business. There can be no assurance, the Company will be successful in defending these actions.

Quint Star Management , Inc. vs. IC One, Inc., Arthur D. Bennet, and
Peter Bennee
--------------------------------------------------------------------------------

On August 30, 1999, Quint Star Management, Inc. initiated an action in the Third Judicial District Court, Salt Lake City, Utah, against IC One, Inc., Arthur D. Bennett and Peter J. Bennee, for unpaid rent and related charges, plus costs and attorney's fees, under the lease on our former principal executive offices in Salt Lake City, Utah. Following the entry of judgment against IC One for $50,541 on December 7, 2000, IC One reached a payment arrangement under which we are obligated to pay $5,000 per month, plus ongoing obligations under the lease. The settlement obligation is guaranteed by the Company, and is secured by the equipment, inventory, accounts and chattel paper of both the parent and IC One. The Company is in default in its obligations under this agreement. Upon the expiration of the lease, an amended judgment of $222,765 (a provision has been provided for in the financial statements at December 31, 2002) was entered to reflect the additional unpaid rent, interest and attorney's fees.

         SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - LITIGATION AND SETTLEMENT OF CLAIMS (Continued)

Grish vs. Schimatic Cash Transactions Network.com a/b/a Smart Chip Technologies, Inc. f/k/a IC One, Inc.
--------------------------------------------------------------------------------

On September 18, 2001, we were served with a summons and complaint for an action filed by Marilyn Grish in the Third Judicial District Court, Salt Lake County, Utah, for breach of an independent contractor's contract and seeking unspecified damages. On October 12, 2001, the Company filed an answer and a counterclaim against Ms. Grish and intends to defend this matter vigorously. Ms. Grish has taken no further action in this case and the court has indicated that, unless Ms. Grish certifies she is ready for trial by August 4, 2004, the case will be dismissed.

Eximsoft International, LLC and Eximsoft Technologies Pvt. Ltd.
---------------------------------------------------------------

In October 2001, IC One, Inc. entered into a settlement agreement with Eximsoft International, LLC and Eximsoft Technologies Pvt. Ltd. to resolve claims by the Eximsoft entities that IC One had contracted and received computer software development and programming services and had failed to pay as agreed. IC One agreed to pay $30,000 and provided Eximsoft with a confession of judgment that could be filed in the Third District Court in Salt Lake City, Utah, in the event that IC One failed to make the agreed payments. IC One paid the agreed $30,000 during 2002 and the original confession of judgment was returned by Eximsoft to us in November 2003.

Trutek
------

In October 2001, IC One, Inc. entered into a release and settlement agreement with Logitek, Inc. d/b/a Trutek to resolve claims that Logitek had performed services for IC One for which payment had not been made. Under the terms of the settlement agreement, IC One executed a promissory note in the amount of $28,770 and issued to Logitek 300,000 shares of restricted common stock valued at $0.10 per share. The promissory note was settled in June 2002 for 402,429 shares of restricted common stock.

Federal Express Revenue Recovery
--------------------------------

In June 2002, Federal Express Revenue Recovery filed a claim in the Third Judicial District Court in Sandy, Utah, seeking to recover for air courier services it claimed were provided but unpaid. The Company filed an answer in July 2002, and the matter was settled for the sum of $3,000 in October 2002.

CIT Canada Inc.
---------------

On August 6, 2002, CIT Canada Inc., North York, Ontario, filed suit in Ontario, Canada against us seeking to recover payment for services rendered in software customization. The court dismissed the suit based on plaintiff's failure to appear and awarded the Company costs of $6,774. The Company has demanded payment of those costs, but have not received a response.

         SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - LITIGATION AND SETTLEMENT OF CLAIMS (Continued)

Sandra Lueck vs. Schimatic Cash Transactions Network.com, Inc. d/b/a Smart Chip Technologies, Smart Chip Technologies L.L.C., and IC One, Inc.
--------------------------------------------------------------------------------

On August 16, 2002, Sandra Lueck initiated an action against the Company for unpaid wages, interest, costs and attorney's fees. On October 31, 2002, judgment was entered against the Company in the amounts of $11,400 for unpaid wages, $3,300 as a continuation of wages, court costs and attorney's fees of $1,753, and interest from the date of judgment until paid in full. On or about June 30, 2003, the Company entered into a release and settlement agreement compromising, resolving, and settling all matters and issues between the parties. The Company paid a total of $18,750 (a provision has been provided for in the financial statements at December 31, 2002) and a satisfaction of judgment was filed with the Third Judicial District Court on October 14, 2003.

Greg Morrison vs. Smart Chip Technologies, L.L.C.
------------------------------------------------

On April 4, 2003, Greg Morrison initiated an action against the Company in the Third Judicial District Court for Salt Lake County, Utah for unpaid wages in the amount of $7,948, unpaid reimbursement expenses totaling $11,868, interest on those amounts from the date of termination, court costs and attorney's fees. The Company agreed to pay Mr. Morrison a total of $7,500 to resolve this matter. The Company's final payment under this agreement is due on or before July 31, 2004, at which time this matter will be dismissed.

James E. Biorge
---------------

The Company is reviewing, with the advice of legal counsel, whether the Company have legal claims that may be asserted against James E. Biorge, a founder and officer and director of IC One at the time it was acquired in September 1999. At the time of such acquisition, the Company set aside in a special trust approximately 7.8 million shares of common stock to be used to resolve claims that may be asserted against IC One by persons claiming an interest in or claim against IC One as a successor-in-interest to the assets, operations and liabilities of CardOne, which Mr. Biorge had also been instrumental in founding and which had been involved in the initial development of the intellectual properties subsequently acquired by IC One before IC One was acquired by us. The Company believes that all or a portion of the 7.8 million shares then reserved to satisfy such claims, all of which have subsequently been used for such purpose, should properly be the responsibility of Mr. Biorge. On the basis of our previous assertion that the Company may make such a claim against Mr. Biorge and perhaps other reasons not known to the Company, Mr. Biorge has refused to accept certificates for 11,503,138 shares of Company's common stock to which he would have been entitled to receive in exchange for his stock in IC One.

         SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - LITIGATION AND SETTLEMENT OF CLAIMS (Continued)

James E. Biorge (Continued)
---------------

Mr. Biorge has not sought since 1999 the shares the Company retained as a partial offset against the Company's claims against him and in December 2003, the Company cancelled the 11,503,138 shares. The Company does not believe that it is probable that Mr. Biorge will assert any claim against the Company for the shares cancelled or other damages and believes that there is a reasonable possibility that the outcome of any claim, if asserted, would not be unfavorable to the Company. The Company may pursue claims against Mr. Biorge and seek damages in addition to cancellation of the shares.

CardOne Development Company and CardOne Corporation
---------------------------------------------------

As of July 31, 2002, Messrs. Hauge and Hipsley ceased their employment with us and signed agreements to accept their compensation on a deferred basis. In December 2002, they signed additional agreements releasing all rights to any claims based on the CardOne entities, terminating their association with the Company, and agreed to accept options to purchase 725,000 shares of common stock each. In addition, the Company agreed to issue to Mr. Hauge 700,000 shares of our stock for work performed through December 2002.

Other Creditors
---------------

From time to time, the Company is threatened by creditors to initiate litigation to collect amounts owed by the Company and reported on its financial statements. In cases in which litigation is threatened or initiated, the Company seeks to negotiate a settlement or forbearance agreement.

         SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 14 - PAYROLL TAXES

Internal Revenue Service
------------------------

The Company's wholly owned subsidiary, IC One, Inc., has received notification from the Internal Revenue Service that IC One has an unpaid liability for employment taxes and amounts withheld from employees' wages for the periods from July 1, 1999, through September 30, 2001. IC One erroneously filed an employer tax report for the quarter ended September 30, 2001, even though it did not have any employees and paid no payroll after June 30, 2001. Accordingly, IC One was not required to make federal tax deposits for the periods after June 30, 2001. The Internal Revenue Service has filed tax liens against the Company with respect to such amounts outstanding. As of December 31, 2002, the aggregate amount owed by IC One, together with applicable penalties and interest, for the period from July 1, 1999, through June 30, 2001, was approximately $569,000. The Company is attempting to negotiate with the Internal Revenue Service regarding payment of the amounts owed by IC One.

The total amount of unpaid employment taxes owed by the Company was approximately $1,173,000 (including interest and penalties of approximately $220,000).

Utah State Tax Commission
-------------------------

The State of Utah has filed tax liens against the Company of approximately $53,000 as of December 31, 2002, for unpaid employee withholding taxes and related amounts.

California Employment Development Corporation
---------------------------------------------

The State of California has filed tax liens against the Company for unpaid employee withholding taxes and related amounts aggregating approximately $65,000 as of December 31, 2002.

Nebraska Department of Revenue
------------------------------

The State of Nebraska has filed tax liens against the Company for unpaid employee withholding taxes and related amounts aggregating approximately $5,000 as of December 31, 2002.

NOTE 15 - Strategic Alliances

The Company has established strategic alliances to market its products and services.

         SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC. AND SUBSIDIARIES
                        (A Development Stage Enterprise)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 16 - Employment Agreements

As of December 31, 2002, the Company was obligated under two employment agreements with certain officers. Compensation under the agreements include annual salaries approximately $200,000.

NOTE 17 - RELATED PARTY TRANSACTIONS

As of December 31, 2002, the Company issued to executive officers and directors secured convertible promissory notes for $1,220,462, with interest at 12%. Interest on such notes approximates $150,000 for 2002.

NOTE 18 - LEASE COMMITMENT

The Company leased office space under an operating lease, which expired in 2003. The Company now rents its principal executive offices at Las Vegas, Nevada and administrative offices at Salt Lake City, Utah, on a month-to-month basis, for combined rent of $7,500 per year.

Total rent expense charged to operations for the years ended December 31, 2002 and 2001 was $42,000 and $45,000, respectively.

NOTE 19 - DELISTING AND LATE FILINGS

The Company did not file required reports with the SEC on a timely basis and was delisted from the OTC Bulletin Board (the "OTC"). The Company currently trades over the counter on the Pink Sheets.

The Company is also not current with its corporate income tax return filings.

The Company's financial statements do not reflect a reserve for any potential fines or penalties that may result from such delisting or late filings.