Form 10QSB
period 2003-03-31
SCHIMATIC CASH TRANSACTIONS NETWORK COM INC
filed 2004-07-23
CIK 1100772

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended March 31, 2003

                        Commission File Number 000-30632

                  SCHIMATIC Cash Transactions Network.com, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Florida                                    88-0415947
   --------------------------------         ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

              330 East Warm Springs Road
                   Las Vegas, Nevada                        89119
        ---------------------------------------          ----------
        (Address of principal executive office)          (Zip Code)

                                  702-837-3594
                           --------------------------
                           (Issuer's telephone number)

                                       N/A
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X].

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of July 2, 2004, issuer had 153,820,788 shares of issued and outstanding common stock, par value $0.001.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                TABLE OF CONTENTS


  Item                            Description                             Pages

                          Part I--Financial Information

Item 1   Financial Statements
         Condensed Consolidated Balance Sheet as of March 31, 2003
           (unaudited)                                                      3
         Condensed Consolidated Statements of Operations  for three months ended March 31, 2003 and 2002 (unaudited), and the cumulative period during the development stage from
           February 27, 1997 (Inception) through March 31, 2003
           (unaudited)                                                      4
         Condensed Consolidated Statements of Cash Flows for three
           months ended March 31, 2003 and 2002 (unaudited), and the cumulative period during the development stage from
           February 27, 1997 (Inception) through March 31, 2003
           (unaudited)                                                      5
         Notes to Condensed Consolidated Financial Statements (unaudited)   6

Item 2   Management's Discussion and Analysis or Plan of Operation         14
Item 3   Controls and Procedures                                           18

                           Part II--Other Information

Item 1   Legal Proceedings                                                 19
Item 2   Changes in Securities                                             19
Item 3   Defaults upon Senior Securities                                   21
Item 4   Submission of Matters to a Vote of Security Holders               21
Item 5   Other Information                                                 21
Item 6   Exhibits and Reports on Form 8-K                                  21

         Signatures                                                        22
         Certifications                                                    23





                           SPECIAL INTRODUCTORY NOTES

Filing of Delinquent Reports

         This report is one of a number of periodic reports for the year ended December 31, 2003 that we are filing under Section 13 of the Securities Exchange Act after their respective due dates. This report contains information for the period to which this report relates, but does not contain all information covering periods subsequent to the report period. For information covering other periods, please see the applicable reports for such period.

Review of 2002 Comparative Information

         The accompanying unaudited condensed consolidated financial statements for 2002 have not been reviewed by an independent registered public accounting firm as required by the Securities and Exchange Commission.

PART I--FINANCIAL INFORMATION

                         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                                        (A Development Stage Enterprise)

                                      Condensed Consolidated Balance Sheet
                                                   (Unaudited)


                                                                                                 March 31,
                                                                                                   2003
                                                                                           ----------------------
CURRENT ASSETS:
   Cash                                                                                    $            376
   Other current assets                                                                                 827
                                                                                           ----------------------
TOTAL CURRENT ASSETS                                                                                  1,203

PATENTS - at cost, net                                                                               26,828
                                                                                           ----------------------


TOTAL ASSETS                                                                               $         28,031
                                                                                           ======================


LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                                $      4,610,043
   Accounts payable - vendor                                                                      1,263,600
   Loans - CEO America                                                                              150,000
                                                                                           ----------------------

TOTAL CURRENT LIABILITIES                                                                         5,897,643

CONVERTIBLE NOTES PAYABLE                                                                         2,521,316
                                                                                           ----------------------

TOTAL LIABILITIES                                                                                 8,418,959
                                                                                           ----------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY:
   Common stock - $.001 par value; 200,000,000 shares authorized;
     143,946,896 shares issued and outstanding                                                      143,947
   Additional paid-in capital                                                                    55,932,437
   Common stock subscription receivable                                                             (32,639)
   Deferred compensation                                                                            (19,736)
   Deficit accumulated during the development stage                                             (64,414,937)
                                                                                           ----------------------

TOTAL SHAREHOLDERS' DEFICIENCY                                                                   (8,390,928)
                                                                                           ----------------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                                             $         28,031
                                                                                           ======================


See notes to condensed consolidated financial statements.

                                       3

                         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                                        (A Development Stage Enterprise)

                                 Condensed Consolidated Statements of Operations
                                                   (Unaudited)




                                                                                           For the Period
                                                                                           From Inception
                                                    Three Months Ended March 31,        (February 27, 1997)
                                               ----------------------------------------       Through
                                                       2003               2002             March 31, 2003
                                               ----------------------------------------------------------------
Operating expenses:
   Selling, general and administrative
      Expenses                                     $    533,463      $    912,276             $ 53,447,736
   Depreciation and amortization                            837               837                  365,847
   Write-off of common stock
      subscription receivable                                --                --                2,092,361
   Loss on impairment of assets                              --                --                  675,546
   Interest expense                                      75,234         1,300,233                6,902,237
                                               ----------------------------------------------------------------

      Total operating expenses                          609,534         2,213,346               63,483,727
                                               ----------------------------------------------------------------

Loss before extraordinary item                         (609,534)       (2,213,346)             (63,483,727)

Extraordinary item-gain on
   extinguishment of debt                                    --                --                 (931,210)
                                               ----------------------------------------------------------------

Net loss                                           $   (609,534)     $ (2,213,346)            $(64,414,937)
                                               ================================================================


Basis and diluted loss per common share            $      (0.01)     $      (0.03)
                                               ========================================

Weighted average shares outstanding,
   basic and diluted                                141,343,895        87,855,060
                                               ========================================





See notes to condensed consolidated financial statements.

                                        4

                         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                                        (A Development Stage Enterprise)

                                 Condensed Consolidated Statements of Cash Flows
                                                   (Unaudited)



                                                                                                  For the Period
                                                              For the Three Months Ended          From Inception
                                                                      March 31,                 (February 27, 1997)
                                                         -------------------------------------        Through
                                                                2003               2002            March 31,2003
                                                         ------------------------------------------------------------
Cash Flows from Operating Activities:
   Net loss                                               $   (609,534)        $ (2,213,346)       $ (64,414,937)
   Adjustments to reconcile net loss to net cash
     Used in operating activities:
       Depreciation and amortization                               837                  837              365,847
       Stock option compensation                                 2,960              664,695           10,337,426
       Adjustment for variable accounting of options                --                   --               55,160
       Common stock issued for services and
         compensation                                          101,559               38,000           24,317,742
       Common stock issued for debt and interest
         expense                                                86,167            1,300,233            6,315,221
       Common stock issued to settle CardOne claims                 --                   --            1,667,299
       Common stock issued for directors' fees                      --                   --              432,700
       Write-off of common stock subscription
         receivable                                                 --                   --            2,092,361
       Loss on extinguishment of debt                               --                   --              931,210
       Loss on impairment of asset                                  --                   --              675,546
   Changes in current assets and liabilities:
       Other assets                                                 --                   --               29,191
       Accounts payable and accrued expenses                   198,913               (8,625)           7,669,227
                                                         ------------------------------------------------------------
            Net Cash Used in Operating Activities             (219,098)            (218,206)          (9,526,007)
                                                         ------------------------------------------------------------

Cash Flows from Investing Activities:
   Acquisition of property and equipment                            --                   --             (347,349)
   Acquisition of patents                                           --                   --              (46,854)
   Investment in real estate joint venture                          --                   --              (36,515)
                                                         ------------------------------------------------------------

            Net Cash Used in Investing Activities                   --                   --             (430,718)
                                                         ------------------------------------------------------------

Cash Flows from Financing Activities:
   Proceeds - loans payable to shareholders                         --                5,000              255,000
   Loans - CEO America                                              --                                   150,000
   Proceeds from notes payable                                  13,500              217,674            3,266,827
   Proceeds from common stock subscriptions receivable              --                    -              175,000
   Sales of common stock                                            --                    -            5,729,815
   Amounts owed to employees and officers                      204,658                    -              380,459
                                                         ------------------------------------------------------------

            Net Cash Provided by Financing Activities          218,158              222,674            9,957,101
                                                         ------------------------------------------------------------

Net Increase (Decrease) in Cash                                   (940)               4,468                  376

Cash at Beginning of Period                                      1,316               15,660                   --
                                                         ------------------------------------------------------------

Cash at End of Period                                     $        376         $     20,128        $         376
                                                         ============================================================


See notes to condensed consolidated financial statements.

                                       5

         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.       THE COMPANY


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


2.       BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three months ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

The accompanying unaudited condensed consolidated financial statements for 2002 have not been reviewed by an independent registered public accounting firm as required by the Securities and Exchange Commission.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development-stage enterprise and has incurred net losses of approximately $64.4 million since inception. Additionally, the Company had a net working capital deficiency of approximately $5.9 million and a total shareholders' deficiency of approximately $8.4 million at March 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management expects to incur additional losses for the foreseeable future and recognizes the need to raise capital through the future issuance of stock and/or debentures in order to develop a viable business. The Company has found it necessary to implement cost-cutting measures. It may also rely increasingly on strategic alliances with others that will assume responsibility for financing specific required development tasks; thus, reducing the Company's financial requirements for the exploitation of its intellectual properties.

         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, continued

Going Concern, continued

As of March 31, 2003, current liabilities are substantially past due. In the event demands are made upon the Company which cannot be met and the associated creditors successfully pursue action against the Company, the Company could be exposed to additional costs of legal fees, interest or penalties, and may be forced to take other defensive actions, including filing for bankruptcy.

The Company has been able to finance its operations primarily by raising capital through the private placement of common stock and convertible debt.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, IC One, Inc. and Smart Chip Technologies, LLC. All significant intercompany balances and transactions have been eliminated in consolidation.

Stock-based Compensation

The Company follows SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes accounting and reporting standards for stock-based employee compensation plans. This statement allows companies to choose between the fair value based method of accounting as defined in this statement and the intrinsic value based method of accounting as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees."

The Company has elected to continue to follow the accounting guidance provided by APB 25, as permitted for stock-based compensation relative to the Company's employees. Stock and options granted to other parties in connection with providing goods and services to the Company are accounted for under the fair value method as prescribed by SFAS No. 123.

In December 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS Statement No. 123". This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also requires that those effects be disclosed more prominently by specifying the form, content and location of those disclosures. The Company has adopted the increased disclosure requirements of SFAS No. 148 for the fiscal year ended December 31, 2002.

         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, continued

Stock-based Compensation, continued

The additional disclosures required by SFAS No. 148 are as follows:

                                                              For the Three Months
                                                                 Ended March 31,
                                                             2003               2002
                                                      ------------------- ------------------
 Net loss attributable to common stockholders,
   as reported.....................................          $(609,534)        $(2,213,346)
 Add:  Stock-based employee compensation
   expense included in reported net income,
   net of related tax effect.......................                 --                  --
 Less:  Total stock-based compensation
   expense determined under the fair value
   based method of all awards......................                 --            (158,663)
 Pro forma net loss attributable to
   common stockholders.............................          $(609,534)        $(2,372,009)
                                                      =================== ==================
 Basic and diluted net loss attributable to
   common stockholders.............................
 As reported.......................................          $   (0.01)        $     (0.03)
                                                      =================== ==================

 Pro forma.........................................          $   (0.01)        $     (0.03)
                                                      =================== ==================

Loss Per Share

Basic and diluted loss per share has been calculated based upon the weighted average number of common shares outstanding and excludes any potentially dilutive securities. Stock options and convertible notes have been excluded as common stock equivalents in the computation of diluted loss per share since the results would be anti-dilutive. Obligations to issue additional shares, which could potentially dilute earnings per share, were approximately 108,000,000 at March 31, 2003.

Impact of Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN No. 46"). This interpretation of Accounting Research Bulletin (ARB") No. 51, "Consolidated Financial Statements", provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification of FIN No. 46 and issued Interpretation No. 46(R), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN No. 46(R)"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of Fin. No. 46(R) is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003.

         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, continued

Impact of Recently Issued Accounting Standards, continued

Application by public small business issuers's entities is required in all interim and annual financial statements for periods ending after December 15, 2004.

In April 2003, the FASB issued Statement of Financial Accounting Standard, SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. This Statement is effective for contracts entered into or modified after September 30, 2003, with certain exceptions, and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively.

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

Management does not believe the adoption of any of these pronouncements will have an impact on the Company's condensed consolidated financial statements.


3.       EQUITY TRANSACTIONS

During 2003, the Company issued 2,030,588 shares to consultants for services rendered and 1,625,794 shares in lieu of interest payments to convertible noteholders. The details are as follows:

                                                                      Common Stock             Additional
                                                             -------------------------------     Paid-In
                                                                 Shares          Amount          Capital          Total
                                                             ---------------- -------------- ---------------- --------------
Issuance of stock for services rendered:
  ($0.05 per share, February)                                   1,530,588       $  1,530         $  75,030       $ 76,560
  ($0.05 per share, March)                                        500,000            500            24,500         25,000
                                                             ---------------- -------------- ---------------- --------------
                                                                2,030,588          2,030            99,530        101,560
Issuance of stock in lieu of interest payments:
  ($0.05 per share, March)                                      1,625,794          1,626            84,541         86,167
                                                             ---------------- -------------- ---------------- --------------

                                                                3,656,382       $  3,656         $ 184,071       $187,727
                                                             ================ ============== ================ ==============

         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.       AUTHORIZED SHARES

The Company is authorized to issue 200,000,000 shares of common stock. At March 31, 2003, the Company had common stock shares outstanding of 143,946,896 and an additional 107,918,000 shares issuable upon the conversion of stock options, convertible debt and deferred compensation. As a result, the Company would exceed the authorized amount by 51,865,000. The Company may be required to seek shareholder approval to increase the shares authorized limits in order to satisfy its potential conversion of dilutive securities.

As an alternative, the Company may purchase shares of common stock in the open market, or seek to repay the indebtedness in lieu of conversion.


5.       COMMITMENTS AND CONTINGENCIES

The Company is currently a defendant or co-defendant in various legal actions arising in the ordinary course of business. There can be no assurance the Company will be successful in defending these actions. Some of the significant proceedings are discussed below.

Quint Star Management

On August 30, 1999, Quint Star Management, Inc. initiated an action in the Third Judicial District Court, Salt Lake City, Utah, against IC One, Inc., Arthur D. Bennett and Peter J. Bennee, for unpaid rent and related charges, plus costs and attorney's fees, under the lease on our former principal executive offices in Salt Lake City, Utah. Quint Star Management, Inc. vs. IC One, Inc., Arthur D. Bennett, and Peter Bennee (case no. 990908764EV). Following the entry of judgment against IC One for $50,541 on December 7, 2000, IC One reached a payment arrangement under which the Company is obligated to pay $5,000 per month, plus ongoing obligations under the lease. The settlement obligation is guaranteed by the parent, SCHIMATIC Cash Transactions Network.com, Inc., and is secured by the equipment, inventory, accounts and chattel paper of both the parent and IC One. The Company is currently in default in its obligations under this agreement. Upon the expiration of the lease, an amended judgment of $222,765 (a provision has been provided for in the financial statements) was entered to reflect the additional unpaid rent, interest and attorney's fees.

Marilyn Grish

On September 18, 2001, the Company was served with a summons and complaint for an action filed by Marilyn Grish in the Third Judicial District Court, Salt Lake County, Utah, entitled Grish v. SCHIMATIC Cash Transactions Network.com a/k/a SCTN d/b/a Smart Chip Technologies, Inc. f/k/a IC One, Inc., civil no. 010907398, for breach of an independent contractor's contract and seeking unspecified damages. On October 12, 2001, the Company filed its answer and a counterclaim against Ms. Grish and intends to defend this matter vigorously. Ms. Grish has taken no further action in this case and the court has indicated that, unless Ms. Grish certifies she is ready for trial by August 4, 2004, the case will be dismissed.

         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.       COMMITMENTS AND CONTINGENCIES, continued

Eximsoft International, LLC and Eximsoft Technologies Pvt. Ltd.

In October 2001, IC One, Inc. entered into a settlement agreement with Eximsoft International, LLC and Eximsoft Technologies Pvt. Ltd. to resolve claims by the Eximsoft entities that IC One had contracted and received computer software development and programming services and had failed to pay as agreed. IC One agreed to pay $30,000 and provided Eximsoft with a confession of judgment that could be filed in the Third District Court in Salt Lake City, Utah, in the event that IC One failed to make the agreed payments. IC One paid the agreed $30,000 and the original confession of judgment was returned by Eximsoft to the Company in November 2003.

Sandy Lueck

On August 16, 2002, Sandra Lueck initiated an action against SCHIMATIC Cash Transactions Network.com, Inc. d/b/a Smart Chip Technologies, Smart Chip Technologies L.L.C., and IC One, Inc., in the Third Judicial District Court for Salt Lake County, Utah, civil no. 02 090 7889, for unpaid wages, interest, costs and attorney's fees. On October 31, 2002, judgment was entered against defendants SCHIMATIC Cash Transactions Network.com, Inc. d/b/a Smart Chip Technologies and Smart Chip Technologies L.L.C. in the amounts of $11,400 for unpaid wages, $3,300 as a continuation of wages, court costs and attorney's fees of $1,753, and interest from the date of judgment until paid in full. On or about June 30, 2003, the Company entered into a release and settlement agreement compromising, resolving, and settling all matters and issues between the parties. The Company paid a total of $18,750 and a satisfaction of judgment was filed with the Third Judicial District Court on October 14, 2003.

Greg Morrison

On April 4, 2003, Greg Morrison initiated an action against Smart Chip Technologies, L.L.C., in the Third Judicial District Court for Salt Lake County, Utah, civil no. 03 090 7550, for unpaid wages in the amount of $7,948, unpaid reimbursement expenses totaling $11,868, interest on those amounts from the date of termination, court costs and attorney's fees. The Company agreed to pay Mr. Morrison a total of $7,500 to resolve this matter. The Company's final payment under the agreement is due on or before July 31, 2004, at which time the matter will be dismissed.

AT&T Corporate

On October 7, 2003, AT&T Corporate initiated an action against Smart Chip Technologies, L.L.C., in the Third Judicial District Court for Salt Lake County, Utah, civil no. 03 092 2316, to collect a debt. On October 31, 2003, a judgment was entered against Smart Chip Technologies. The parties reached an agreement in compromise and a satisfaction of judgment was filed February 6, 2004.

         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.       COMMITMENTS AND CONTINGENCIES, continued

James E. Biorge

The Company is reviewing, with the advice of legal counsel, whether we have legal claims that may be asserted against James E. Biorge, a founder and officer and director of IC One at the time it was acquired in September 1999. At the time of such acquisition, we set aside in a special trust approximately 7.8 million shares of common stock to be used to resolve claims that may be asserted against IC One by persons claiming an interest in or claim against IC One as a successor-in-interest to the assets, operations and liabilities of CardOne, which Mr. Biorge had also been instrumental in founding and which had been involved in the initial development of the intellectual properties subsequently acquired by IC One before IC One was acquired by us. We believe that all or a portion of the 7.8 million shares then reserved to satisfy such claims, all of which have subsequently been used for such purpose, should properly be the responsibility of Mr. Biorge. In 1999 we advised Mr. Biorge that we intended to assert a claim against him to hold him responsible for the 7.8 million shares to satisfy CardOne related liabilities as well as other damages and that we would offset our claims against shares to be issued to him, reserving the right to seek such further damages. After we made such assertions in 1999, Mr. Biorge refused to accept certificates for 11,503,138 shares of our common stock to which he otherwise may have been entitled to receive in exchange for his stock in IC One. Mr. Biorge has not initiated any legal proceeding to recover the shares we retained in 1999 as a partial offset against our claims against him and in December 2003 we cancelled the 11,503,138 shares. We do not believe that it is probable that Mr. Biorge will assert any claim against us for the shares cancelled or other damages. If he does, we intend to assert and pursue vigorously offsetting defenses and believe that there is a reasonable possibility that the outcome of any claim, if asserted, would not be unfavorable to us. We may pursue claims against Mr. Biorge and seek damages in addition to cancellation of the shares.

Internal Revenue Service and Withholding Taxes

The Company's wholly-owned subsidiary, IC One, Inc., has received notification from the Internal Revenue Service that IC One has an unpaid liability for employment taxes and amounts withheld from employees' wages for the periods from July 1, 1999, through September 30, 2001. IC One erroneously filed an employer tax report for the quarter ended September 30, 2001, even though it did not have any employees and paid no payroll after June 30, 2001. Accordingly, IC One was not required to make federal tax deposits for the periods after June 30, 2001. The Internal Revenue Service has filed tax liens against the Company with respect to such amounts outstanding. As of March 31, 2003, the aggregate amount owed by IC One, together with applicable penalties and interest, for the period from July 1, 1999, through March 31, 2003, was approximately $569,000. The Company is attempting to negotiate with the Internal Revenue Service regarding payment of the amounts owed by IC One.

The total amount of unpaid employment taxes owed by the Company was approximately $1,173,000 (including interest and penalties of approximately $220,000).

Utah State Tax Commission

The State of Utah has filed tax liens against the Company of approximately $53,000 as of March 31, 2003, for unpaid employee withholding taxes and related amounts.

         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.       COMMITMENTS AND CONTINGENCIES, continued

California Employment Development Department

The State of California has filed tax liens against the Company for unpaid employee withholding taxes and related amounts aggregating approximately $65,000 as of March 31, 2003.

Nebraska Department of Revenue

The State of Nebraska has filed tax liens against the Company for unpaid employee withholding taxes and related amounts aggregating approximately $5,000 as of March 31, 2003.

Other Creditors

From time to time, the Company is threatened by creditors to initiate litigation to collect amounts owed by the Company and reported in its financial statements. In cases in which litigation is threatened or initiated, the Company seeks to negotiate a settlement or forbearance agreement.


6.       DELISTING AND LATE FILINGS

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

         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements about what may happen in the future are based on management's beliefs, assumptions and plans for the future, information currently available to management, and other statements that are not historical in nature. Forward-looking statements include statements in which words such as "expect," "anticipate," "intend," "plan," "believe," "estimate," "consider" or similar expressions are used. These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions, including among others our ability to obtain substantial amounts of additional capital in order to continue and to implement our business plan; our ability to market our products and services effectively depending on a number of strategic relationships that we have established and that we hope to establish; the enforceability of our patents, particularly in the United States, Canada and Mexico; our ability to sustain and build on our business alliances; and our ability to attract development and marketing partners or employees capable of completing our marketing and development plans.

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

The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of our financial condition. This discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein and the consolidated financial statements in the annual report on Form 10-KSB for the year ended December 31, 2002.

Results of Operations

We have been in the development stage since inception. From February 27, 1997 (Inception) until March 31, 2003, we incurred total expenses of approximately $64.4 million. Of the approximately $64.4 million of total expenses, approximately $30.6 million represents the value of compensation for services and interest expense paid for by the issuance of common stock.

During the three months ended March 31, 2003, we incurred total expenses of approximately $609,534, compared to approximately $2,213,346 in the same period in 2002. In 2002, interest expense was $1,300,233 compared with $75,234 in 2003.

         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

Liquidity and Capital Resources

During the three-month period ended March 31, 2003, our working capital deficit increased from a working capital deficit of $5,491,930 at December 31, 2002, to a deficit of $5,896,440 at March 31, 2003. Liabilities increased by $417,070 from December 31, 2002.

Our current capital resources are not sufficient to support the existing and anticipated levels of business for the next 12 months. We have been funding our operations through an increase in accounts payable and accrued expenses in addition to capital that we have raised in the form of notes, convertible notes and equity. We have experienced cash shortages and inability to pay our obligations from time to time in 2002 and 2003. A significant portion of our current liabilities is past due. These conditions raise doubt about our ability to continue as a going concern. We will have to raise additional capital in order to meet its current and future obligations. While management has plans to address these issues, there is no guarantee that management will be successful in its resolution.

During the three-month period ended March 31, 2003, we raised working capital through the issuance of $13,500 in convertible notes payable.

Plan of Operation

     Business Development

Our products and services are designed to operate in conjunction with a variety of business applications, the largest being the retail payments industry. This industry is comprised of retail merchants and the infrastructure of banks and other financial institutions, as well as card associations and technology suppliers that enable them to process payment transactions.

         We anticipate that our software and services will be used to support these major business sectors:

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

         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                        (A Development Stage Enterprise)


         We believe that the retail industry, as well as various other segments, are in the initial stages of adopting smart cards and wireless devices to replace the magnetic-striped cards that have existed in the marketplace for nearly 30 years. As this transition occurs, we believe there is an opportunity to market our loyalty program software to the various organizations that comprise the industry. We anticipate the majority of our revenue will come from marketing our software to the organizations that provide the loyalty system infrastructure as an adjunct to the electronic payments process. This includes card manufacturers, point-of-sale, or POS, terminal providers, banks and other financial institutions, third-party payment processors, card associations and other software suppliers. In some cases, we expect that our customers may also include retail merchants or other businesses that wish to sponsor their own loyalty programs.

         The electronic payment industry is very mature, and because our software is compatible with existing magnetic-striped card technology as well as smart cards, we believe our software and intellectual property provide a potential solution for those wishing to migrate from magnetic-stripe cards, bar codes, or other identification devices, to smart cards or other smart devices in order to grant loyalty rewards and incentives. Other parts of the world are far more advanced in their adoption of smart payment devices than the U.S., but we believe the increased customer benefits and the drastic reductions in fraud that have occurred as a result of this technological advancement, as well as the need for global standards being imposed by all major card associations, make U.S. acceptance highly probable, if not inevitable.

         Our intellectual property consists of software applications and an end-to-end loyalty management system built around our process and methodology patents and includes application software for loyalty programs that reside on cards or other portable electronic devices and the terminals for the processing of loyalty and payments. We also have a centralized processing system for loyalty program management and accounting that can be used for our own loyalty customers and licensed to other electronic payment processors that offer loyalty programs, whether using a smart device or non-smart.

         We have U.S. Patent No. 5806045, issued on September 8, 1998, with prior art dating back to February 1994. Since that time, the patent has also been issued in Australia (Patent No. 703349, October 1999), Mexico (Patent No. 96/03161, November 2000), and Japan (Patent No. 3416141) and has recently been approved in Canada. We refer to these patents issued or pending collectively as the "patents."

         The patents are entitled: "Method and System for Allocating and Redeeming Incentive Credits between a Portable Device and a Base Device," and cover processes or methodologies associated with storing and redeeming loyalty credits and incentives on a portable device and interacting with a base device to calculate the amount of loyalty units to be credited or redeemed.

         The ability of smart cards and other chip devices to securely store data or value makes them particularly suited to loyalty programs that track and provide incentives to repeat customers. When combined with a software and hardware system for processing loyalty transactions, the smart cards and other devices provide an opportunity to develop loyalty programs that provide users with immediate, dynamically updated incentives.

         In addition to the payments industry, we anticipate significant and increased demand for more powerful and effective smart-chip-based loyalty programs in other industries such as gaming, transit, identification, access and health care. We are actively seeking to introduce our intellectual property in these other markets.

         We believe that we are able to offer services that fill these needs for all of the aforementioned industry segments.

         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                        (A Development Stage Enterprise)


         Our product architecture and design allow for extensive flexibility in loyalty program creation and management, user-friendly internet interface for all components, and automatic deployment of program additions and updates to terminals and smart devices.

         We are developing and will continue to seek strategic relationships with industry participants that provide additional channels to deliver our products and services by expanding our market reach and creating incentives through revenue and technology sharing with strategic partners.

         We believe the patent protection that is included with our products and services, the flexibility and ease of use, along with the state-of-the-art underlying technology, will afford us a significant competitive advantage in the marketplace.

     Financing Program

We currently have no revenue from operations and do not expect to receive significant revenue until sometime in the future. We currently require approximately $75,000-$100,000 per month, to continue at current operation levels. In addition, we estimate that we will require additional funds in order to implement our marketing plan, including research and development expenses associated with integrating and enhancing our technologies and other operating expenses as contemplated by our plan of operation.

Based on our analysis of our marketing efforts to date, we believe that we may begin receiving sufficient revenue in approximately the first quarter of 2005 to meet our minimum requirements, but that time may be delayed if we are unable to raise necessary capital timely or if we experience unexpected delays in generating revenues. Prior to the time when we have sufficient internally generated funds, we expect to raise funds through the sale of additional securities or through strategic alliances or joint venture arrangements with established companies in order to meet such needs. We cannot assure that we will be able to complete such sales of securities or arrangements. If externally provided capital is not sufficient or if our receipt of revenue is unexpectedly delayed, we may not be able to continue.

We are actively seeking to obtain through private placement of equity and or debt securities at least $3 million of additional capital.

     Going Concern

As noted in Note 2 of the Condensed Consolidated Financial Statements on Form 10-QSB for the period ended March 31, 2003, the substantial amount of current liabilities, the absence of revenues in the near term, and the need for substantial amounts of capital necessary for our plan of operation, collectively, raise doubt about our ability to continue as a going concern.

Management's plans with respect to these matters include continuing to restructure or renegotiate current liabilities, the issuance of additional debt or equity securities in order to raise additional funds, and ultimately generating revenue from the marketing plan now being implemented. In the event we are unable to raise necessary funds from external sources, we will seek additional forbearance agreements, continue to defer executive employee compensation, and seek to obtain necessary services through the issuance of common stock. Management expects to incur substantial additional losses for the foreseeable future. We will also rely increasingly on strategic alliances with others that might assume responsibility for financing specific required development tasks; thus, reducing our financial requirements for the exploitation of our intellectual properties.

         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                        (A Development Stage Enterprise)


Based on management's analysis of the rate of advancement of the smart-chip-based electronic payments industry, the financial and operating plans described above, our historic ability to obtain capital through the sale of securities, and our successful plan to reduce by negotiation our current liabilities, we believe that we will be able to continue.


ITEM 3. CONTROLS AND PROCEDURES

     Evaluation of Disclosure Controls and Procedures

         As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"). Based on this evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period specified in Securities and Exchange Commission's rules and forms.

     Changes in Internal Controls Over Financial Reporting

         Internal controls over financial reporting consists of control processes designed to provide assurance regarding the reliability of financial reporting and preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America. To the extent that components of our internal controls over financial reporting are included in our disclosure controls, they are included in the scope of the evaluation by our chief executive officer and chief financial officer referenced above. There have been no significant changes in the Company's internal controls over financial reporting during the Company's most recent completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

             Our independent auditors have reported to our board of directors certain matters involving internal controls that our independent auditors considered to be reportable conditions, and a material weakness, under standards established by the American Institute of Certified Public Accountants. The reportable conditions and material weaknesses relate to the March 31, 2003 financial close process and absence of appropriate reviews and approvals of transactions and accounting entries. Certain adjustments were identified in the interim closing process, related to the recording of stock-based compensation, accrued expenses, and other equity transactions. The adjustments related to these matters were made by the Company in connection with the preparation of the interim financial statements for the period ended March 31, 2003.

         Given these reportable conditions and material weaknesses, management devoted additional resources to resolving questions that arose during our period review. As a result, we are confident that our financial statements for the period ended March 31, 2003 present fairly, in all material respects, our financial conditions and results of operations.

         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                        (A Development Stage Enterprise)


                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         During the quarter ended March 31, 2003, there were no material changes in the status of pending litigation matters.


ITEM 2. CHANGES IN SECURITIES

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

     Termination of Turnaround Group

         On February 28, 2003, we terminated our relationship with The Turnaround Group, consisting of three accredited investors, one of whom was then our chief executive officer. The Turnaround Group had been engaged in November 2002 to assist us in our restructuring in order to raise additional capital to complete the development of our patented loyalty technology systems. In settlement of all consulting compensation liabilities owed, we issued during the current quarter 2,000,000 shares of restricted common stock, resulting in a charge for consulting services of $102,000. We made detailed business, financial and product information available to these stockholders and negotiated the transaction personally with them. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients consented to a legend on the certificates to be issued and stop-transfer instructions with the transfer agent.

         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                        (A Development Stage Enterprise)


     Stock for Executive Compensation

         During the quarter ended March 31, 2003, the Company was obligated for compensation to officers for $37,500 and $30,000 which is convertible into 750,000 and 600,000 shares under agreements with David J. Simon and Bernard F. McHale, respectively, executive officers and directors.

     Convertible Note for Professional Services

         On February 1, 2003, the Company entered into an agreement with an unaffiliated law firm to allow this vendor to convert amounts owed for past due legal services into common stock of the Company. The total amount due under this convertible agreement was $223,000 at March 31, 2003, convertible into an aggregate of 4,474,280 shares.

     Exercise of Options by Chief Executive Officer

         On March 5, 2003, David J. Simon, chairman and chief executive officer, exercised options to purchase 12,000,000 shares of common stock at $0.05, or $600,000, paid by the delivery of a non-recourse promissory note, all in accordance with the terms of the options granted in 2002. Also, on the above date, Elaine Beavon-Simon, our employee since 1998 whom Mr. Simon married in 2001, exercised her option to purchase 2,000,000 shares at $0.05, or $100,000, paid by the delivery of a non-recourse promissory note. The certificates for the shares were held by us as security for payment of the non-recourse note. As chief executive officer, Mr. Simon was an accredited investor, with full knowledge of our business and financial condition. As a long-time employee and spouse of Mr. Simon, Ms. Beavon-Simon also had full knowledge of our business and financial condition. The shares were never delivered and the non-recourse notes have subsequently been cancelled (November 2003) and were deemed to never have been issued.

     Options

         No options were issued during the three months ended March 31, 2003.

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

         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                        (A Development Stage Enterprise)


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5. OTHER INFORMATION

Not applicable.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are included as part of this report at the location indicated:

     Exhibit
      Number                                   Title of Document                              Location
--------------------------------------------------------------------------------------------------------------------
     Item 10       Material Contracts
--------------------------------------------------------------------------------------------------------------------
      10.01        Agreement for Independent Contractor Services with Hiram Willis dated      Attached
                   February 1, 2003

      10.02        Convertible promissory note issued to unaffiliated law firm dated          Attached
                   February 1, 2003

--------------------------------------------------------------------------------------------------------------------
     Item 31       Rule 13a-14(a)/15d-14(a) Certifications
--------------------------------------------------------------------------------------------------------------------
      31.01        Certification of Chief Executive Officer Pursuant to Rule 13a-14           Attached

      31.02        Certification of Chief Financial Officer Pursuant to Rule 13a-14           Attached

--------------------------------------------------------------------------------------------------------------------
     Item 32       Section 1350 Certifications
--------------------------------------------------------------------------------------------------------------------
      32.01        Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section     Attached
                   1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                   2002

      32.02        Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section     Attached
                   1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                   2002

(b) Reports on Form 8-K. During the quarter ended March 31, 2003, we did not file any reports on Form 8-K.

         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                        (A Development Stage Enterprise)


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SCHIMATIC Cash Transactions Network.com, Inc.



Dated:  July 19, 2004               /s/  David J. Simon
                                    ----------------------------------------
                                    David J. Simon, President and
                                    Chief Executive Officer


Dated:  July 19, 2004               /s/  Bernard F. McHale
                                    ----------------------------------------
                                    Bernard F. McHale, Treasurer and
                                    Chief Financial Officer