Form 10QSB
period 2003-06-30
SCHIMATIC CASH TRANSACTIONS NETWORK COM INC
filed 2004-07-23
CIK 1100772

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended June 30, 2003

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

                                       N/A
              ---------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

                                TABLE OF CONTENTS


 Item                           Description                                Pages

                          Part I--Financial Information
Item 1   Financial Statements
         Condensed Consolidated Balance Sheet as of June 30, 2003
           (unaudited)                                                       3
         Condensed Consolidated Statements of Operations for three
           and six months ended June 30, 2003 and 2002 (unaudited),
           and the cumulative period during the development stage
           from February 27, 1997 (Inception) through June 30, 2003
           (unaudited)                                                       4
         Condensed Consolidated Statements of Cash Flows for six months ended June 30, 2003 and 2002(unaudited), and the cumulative period during the development stage from February 27, 1997
           (Inception) through June 30, 2003 (unaudited)                     5
         Notes to Condensed Consolidated Financial Statements (unaudited)    6

Item 2   Management's Discussion and Analysis or Plan of Operation          14
Item 3   Controls and Procedures                                            18

                           Part II--Other Information

Item 1   Legal Proceedings                                                  20
Item 2   Changes in Securities                                              20
Item 3   Defaults upon Senior Securities                                    22
Item 4   Submission of Matters to a Vote of Security Holders                22
Item 5   Other Information                                                  22
Item 6   Exhibits and Reports on Form 8-K                                   22

         Signatures                                                         23
         Certifications                                                     24


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

PART I--FINANCIAL INFORMATION

                         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                                        (A Development Stage Enterprise)

                                      Condensed Consolidated Balance Sheet
                                                   (Unaudited)

                                                                                                     June 30,
                                                                                                       2003
                                                                                                --------------------
CURRENT ASSETS:
   Cash                                                                                         $            686
   Other current assets                                                                                      827
                                                                                                --------------------

TOTAL CURRENT ASSETS                                                                                       1,513

PATENTS - at cost, net                                                                                    25,992
                                                                                                --------------------


TOTAL ASSETS                                                                                    $         27,505
                                                                                                ====================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                                     $      4,696,994
   Accounts payable - vendor                                                                           1,326,600
   Loans - CEO America                                                                                   150,000

TOTAL CURRENT LIABILITIES                                                                              6,173,594

CONVERTIBLE NOTES PAYABLE                                                                              2,575,316
                                                                                                --------------------

TOTAL LIABILITIES                                                                                      8,748,910
                                                                                                --------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY:
   Common stock - $.001 par value; 200,000,000 shares authorized;
      144,413,274 shares issued and outstanding                                                          144,414
   Additional paid-in-capital                                                                         55,955,290
   Common stock subscription receivable                                                                  (32,639)
   Deferred compensation                                                                                 (16,776)
   Deficit accumulated during the development stage                                                  (64,771,694)
                                                                                                --------------------

TOTAL SHAREHOLDERS' DEFICIENCY                                                                        (8,721,405)
                                                                                                --------------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                                                  $         27,505
                                                                                                ====================



                                    See notes to condensed consolidated financial statements.

                                                               3

                                 SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                                                (A Development Stage Enterprise)

                                         Condensed Consolidated Statements of Operations
                                                           (Unaudited)

                                                                                                        For the Period
                                                                                                        From Inception
                                                                                                         (February 27,
                                             Three Months Ended June 30,     Six Months Ended June 30,       1997)
                                             ----------------------------------------------------------     Through
                                                  2003          2002           2003          2002        June 30, 2003
                                             ----------------------------------------------------------------------------
Operating expenses:

   Selling, general and administrative
     expenses                                   $ 279,324   $     642,771    $ 812,787   $ 1,555,047      $ 53,727,060
   Depreciation and amortization                      837             837        1,674         1,673           366,684
   Write-off of common stock subscription
      receivable                                       --              --           --            --         2,092,361
   Loss on impairment of assets                        --              --           --            --           675,546
   Interest expense                                76,596       1,342,749      151,830     2,642,982         6,978,833
                                             ----------------------------------------------------------------------------

     Total operating expenses                     356,757       1,986,357      966,291     4,199,702        63,840,484
                                             ----------------------------------------------------------------------------

Loss before extraordinary item                   (356,757)     (1,986,357)    (966,291)   (4,199,702)      (63,840,484)

   Extraordinary item-gain on extinguishment
      of debt                                          --              --           --            --          (931,210)
                                             ----------------------------------------------------------------------------

Net loss                                        $(356,757)  $  (1,986,357)   $(966,291)  $(4,199,702)     $(64,771,694)
                                             ============================================================================

Basic and diluted loss per common share         $  (0.01)   $       (0.02)   $   (0.01)  $     (0.05)
                                             ==========================================================

Weighted average shares outstanding, basic
   and diluted                                144,019,444     101,957,261  142,681,669    94,906,161
                                             ==========================================================



                                   See notes to condensed consolidated financial statements.

                                                                4

                         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                                        (A Development Stage Enterprise)

                                 Condensed Consolidated Statements of Cash Flows
                                                   (Unaudited)


                                                                                                For the Period
                                                                 For the Six Months Ended       From Inception
                                                                         June 30,             (February 27, 1997)
                                                                -----------------------------       Through
                                                                    2003          2002           June 30, 2003
                                                                ----------------------------------------------------
Cash Flows From Operating Activities:
   Net loss                                                     $  (966,291) $(4,199,702)         $(64,771,694)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                                  1,674        1,673               366,684
       Stock option compensation                                      5,920      764,352            10,340,386
       Adjustment for variable accounting of options                     --           --                55,160
       Common stock issued for services and compensation            124,878       38,000            24,341,061
       Common stock issued for debt and interest expense             86,167    2,062,520             6,315,221
       Common stock issued to settle CardOne claims                      --           --             1,667,299
       Common stock issued for directors' fees                           --           --               432,700
       Write-off of common stock subscription receivable                 --           --             2,092,361
       Loss on extinguishment of debt                                    --           --               931,210
       Loss on impairment of asset                                       --           --               675,546
    Changes in current assets and liabilities:
      Other assets                                                       --         (975)               29,191
      Accounts payable and accrued expenses                         428,872      846,726             7,899,186
                                                                ----------------------------------------------------

            Net Cash Used in Operating Activities                  (318,780)    (487,406)           (9,625,689)
                                                                ----------------------------------------------------

Cash Flows From Investing Activities:
   Acquisition of property and equipment                                 --           --              (347,349)
   Acquisition of patents                                                --           --               (46,854)
   Investment in real estate joint venture                               --           --               (36,515)
                                                                ----------------------------------------------------

            Net Cash Used In Investing Activities                        --           --              (430,718)
                                                                ----------------------------------------------------

Cash Flows From Financing Activities:
   Proceeds - loans payable to shareholders                              --     (212,481)              255,000
   Loans - CEO America                                                   --           --               150,000
   Proceeds from notes payable                                       67,500      693,485             3,320,827
   Proceeds from common stock subscriptions receivable                   --           --               175,000
   Sales of common stock                                                 --           --             5,729,815
   Amounts owed to employees and officers                           250,650           --               426,451
                                                                ----------------------------------------------------

            Net Cash Provided by Financing Activities               318,150      481,004            10,057,093
                                                                ----------------------------------------------------

Net Increase (Decrease) in Cash                                        (630)      (6,402)                  686

Cash at Beginning of Period                                           1,316       15,660                    --
                                                                ----------------------------------------------------


Cash at End of Period                                           $       686  $     9,258          $        686
                                                                ====================================================


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


2.       BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

The accompanying unaudited condensed consolidated financial statements for 2002 have not been reviewed by an independent registered public accounting firm as required by the Securities and Exchange Commission.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development-stage enterprise and has incurred net losses of approximately $64.8 million since inception. Additionally, the Company had a net working capital deficiency of approximately $6.2 million and a total shareholders' deficiency of approximately $8.7 million at June 30, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, continued

Going Concern, continued

As of June 30, 2003, current liabilities are substantially past due. In the event demands are made upon the Company which cannot be met and the associated creditors successfully pursue action against the Company, the Company could be exposed to additional costs of legal fees, interest or penalties, and may be forced to take other defensive actions, including filing for bankruptcy.

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

In December 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure -- an Amendment of SFAS Statement No. 123". This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair-value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also requires that those effects be disclosed more prominently by specifying the form, content and location of those disclosures. The Company has adopted the increased disclosure requirements of SFAS No. 148 for the fiscal year ended December 31, 2002.

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

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, continued

Stock-based Compensation, continued

The additional disclosures required by SFAS No. 148 are as follows:

                                                     For the Three Months                 For the Six Months
                                                        Ended June 30,                      Ended June 30,
                                            ------------------------------------------------------------------------
                                                   2003               2002               2003             2002
                                            ------------------------------------------------------------------------
Net loss attributable to common
  stockholders, as reported                    $   (356,757)      $ (1,986,357)       $ (966,291)     $ (4,199,702)

Add: Stock-based employee
  compensation expense included
  in reported net income,
  net of related tax effect                              --                 --                --                --
Less:  Total stock-based compensation
  expense determined under the fair
  value-based method of all awards                       --           (158,663)               --          (317,326)
                                            ------------------------------------------------------------------------

Pro forma net loss attributable to
  common stockholders                          $   (356,757)      $ (2,145,020)       $ (966,291)     $ (4,517,028)
                                            ========================================================================

Basic and diluted net loss attributable
  to common stockholders:
    As reported                                $      (0.01)      $      (0.02)       $    (0.01)     $      (0.05)
                                            ========================================================================

    Pro forma                                  $      (0.01)      $      (0.03)       $    (0.01)     $      (0.05)
                                            ========================================================================

Loss Per Share

Basic and diluted loss per share has been calculated based upon the weighted average number of common shares outstanding and excludes any potentially dilutive securities. Stock options and convertible notes have been excluded as common stock equivalents in the computation of diluted loss per share since the results would be anti-dilutive. Obligations to issue additional shares, which could potentially dilute earnings per share, were approximately 111,000,000 at June 30, 2003.

Impact of Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN No. 46"). This interpretation of Accounting Research Bulletin (ARB") No. 51, "Consolidated Financial Statements", provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification of FIN No. 46 and issued Interpretation No. 46(R), "Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51" ("FIN No. 46(R)"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN 46(R) is required in financial statements of

         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, continued

Impact of Recently Issued Accounting Standards, continued

public entities that have interest in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public small business issuer's entities is required in all interim and annual financial statements for periods ending December 31, 2004.

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


3.       EQUITY TRANSACTIONS

During 2003, the Company issued 2,496,966 shares to consultants for services rendered and 1,625,794 shares in lieu of interest payments to convertible noteholders. The details are as follows:

                                                                      Common Stock             Additional
                                                             -------------------------------     Paid-In
                                                                 Shares          Amount          Capital          Total
                                                             ---------------- -------------- ---------------- --------------
Issuance of stock for services rendered:
  ($0.05 per share, February)                                   1,530,588       $  1,530         $  75,030      $  76,560
  ($0.05 per share, March)                                        500,000            500            24,500         25,000
  ($0.05 per share, June)                                         466,378            466            22,853         23,319
                                                             ---------------- -------------- ---------------- --------------
                                                                2,496,966          2,496           122,383        124,879
Issuance of stock in lieu of interest payments:
  ($0.05 per share, March)                                      1,625,794          1,626            84,541         86,167
                                                             ---------------- -------------- ---------------- --------------

                                                                4,122,760       $  4,122         $ 206,924      $ 211,046
                                                             ================ ============== ================ ==============

         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.        AUTHORIZED SHARES

The Company is authorized to issue 200,000,000 shares of common stock. At June 30, 2003, the Company had common stock shares outstanding of 144,413,274 and an additional 110,703,000 shares issuable upon the conversion of stock options, convertible debt and deferred compensation. As a result, the Company would exceed the authorized amount by 55,116,000. The Company may be required to seek shareholder approval to increase the shares authorized limits in order to satisfy its potential conversion of dilutive securities.

As an alternative, the Company may purchase shares of common stock in the open market, or seek to repay the indebtedness in lieu of conversion.


5.       COMMITMENTS AND CONTINGENCIES

The Company is currently a defendant or co-defendant in various legal actions arising in the ordinary course of business. There can be no assurance the Company will be successful in defending these actions. Some of the significant proceedings are discussed below:

Quint Star Management

On August 30, 1999, Quint Star Management, Inc. initiated an action in the Third Judicial District Court, Salt Lake City, Utah, against IC One, Inc., Arthur D. Bennett and Peter J. Bennee, for unpaid rent and related charges, plus costs and attorney's fees, under the lease on our former principal executive offices in Salt Lake City, Utah. Quint Star Management, Inc. vs. IC One, Inc., Arthur D. Bennett, and Peter Bennee (case no. 990908764EV). Following the entry of judgment against IC One for $50,541 on December 7, 2000, IC One reached a payment arrangement under which the Company is obligated to pay $5,000 per month, plus ongoing obligations under the lease. The settlement obligation is guaranteed by the parent, SCHIMATIC Cash Transactions Network.com, Inc., and is secured by the equipment, inventory, accounts and chattel paper of both the parent and IC One. The Company is currently in default in its obligations under this agreement. Upon the expiration of the lease term, an amended judgment of $222,765 (a provision has been provided for in the financial statements) was entered to reflect the additional unpaid rent, interest and attorney's fees.

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

Internal Revenue Service and Withholding Taxes

The Company's wholly owned subsidiary, IC One, Inc., has received notification from the Internal Revenue Service that IC One has an unpaid liability for employment taxes and amounts withheld from employees' wages for the periods from July 1, 1999, through September 30, 2001. IC One erroneously filed an employer tax report for the quarter ended September 30, 2001, even though it did not have any employees and paid no payroll after June 30, 2001. Accordingly, IC One was not required to make federal tax deposits for the periods after June 30, 2001. The Internal Revenue Service has filed tax liens against the Company with respect to such amounts outstanding. As of June 30, 2003, the aggregate amount owed by IC One, together with applicable penalties and interest, for the period from July 1, 1999, through June 30, 2003, was approximately $569, 000. The Company is attempting to negotiate with the Internal Revenue Service regarding payment of the amounts owed by IC One.

The total amount of unpaid employment taxes owed by the Company was approximately $1,173,000 (including interest and penalties of approximately $220,000).

Utah State Tax Commission

The State of Utah has filed tax liens against the Company of approximately $53,000 as of June 30, 2003, for unpaid employee withholding taxes and related amounts.

         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.       COMMITMENTS AND CONTINGENCIES, continued

California Employment Development Department

The State of California has filed tax liens against the Company for unpaid employee withholding taxes and related amounts aggregating approximately $65,000 as of June 30, 2003.

Nebraska Department of Revenue

The State of Nebraska has filed tax liens against the Company for unpaid employee withholding taxes and related amounts aggregating approximately $5,000 as of June 30, 2003.

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

Results of Operations

 Three Months Ended June 30, 2003, Compared to Three Months Ended June 30, 2002

We have been in the development stage since inception. From February 27, 1997 (Inception) until June 30, 2003, we incurred total expenses of approximately $64.7 million. Of the approximately $64.7 million of total expenses, approximately $30.7 million represents the value of compensation for services and interest expense paid for by the issuance of common stock.

         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                        (A Development Stage Enterprise)


During the three months ended June 30, 2003, we incurred total expenses of approximately $356,757, compared to approximately $1,986,357 in the same period in 2002. Interest expense in 2002 was $1,342,749 compared with $76,596 in 2003.

   Six Months Ended June 30, 2003, Compared to Six Months Ended June 30, 2002

During the six months ended June 30, 2003, we incurred total expenses of approximately $966,291, compared to approximately $4,199,702 in the same period in 2002. Interest expense in 2002 was $2,642,982 compared with $151,830 in 2003.

Liquidity and Capital Resources

During the six-month period ended June 30, 2003, our working capital deficit increased from a working capital deficit of $5,491,930 at December 31, 2002, to a deficit of $6,172,081 at June 30, 2003. Liabilities increased by $747,021 from December 31, 2002.

Our current capital resources are not sufficient to support the existing and anticipated levels of business for the next 12 months. We have been funding our operations through an increase in accounts payable and accrued expenses in addition to capital that we have raised in the form of notes, convertible notes and equity. We have experienced cash shortages and inability to pay our obligations from time to time in 2002 and 2003. A significant portion of our current liabilities is past due. These conditions raise doubt about our ability to continue as a going concern. We will have to raise additional capital in order to meet our current and future obligations. While management has plans to address these issues, there is no guarantee that management will be successful in its resolution.

During the six-month period ended June 30, 2003, we raised working capital through the issuance of $67,500 in convertible notes payable.

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

         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                        (A Development Stage Enterprise)


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

         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                        (A Development Stage Enterprise)


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

We entered into an agreement with Airos Group in April, 2003, to complete the current software development and integration services, on numerous technical platforms, of all product components, including the card, terminal and host processing, plus integration and customization services. Airos Group's primary focus is system integration, software development, and quality assurance for the financial services industry with a focus on smart chips and payment terminals. Airos Group has provided integration and development services to a variety of clients, with an excellent track record. Our product architecture and design allow for extensive flexibility in loyalty program creation and management, user-friendly internet interface for all components, and automatic deployment of program additions and updates to terminals and smart devices.

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

We are actively seeking to obtain through private placement of equity and or debt securities at least $3.0 million of additional capital.

         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                        (A Development Stage Enterprise)


Going Concern

As noted in Note 2 of the Condensed Consolidated Financial Statements on Form 10-QSB for the period ended June 30, 2003, the substantial amount of current liabilities, the absence of revenues in the near term, and the need for substantial amounts of capital necessary for our plan of operation, collectively, raise doubt about our ability to continue as a going concern.

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

         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                        (A Development Stage Enterprise)


Our independent auditors have reported to our board of directors certain matters involving internal controls that our independent auditors considered to be reportable conditions, and a material weakness, under standards established by the American Institute of Certified Public Accountants. The reportable conditions and material weaknesses relate to the June 30, 2003 financial close process and absence of appropriate reviews and approvals of transactions and accounting entries. Certain adjustments were identified in the interim closing process, related to the recording of stock-based compensation, accrued expenses, and other equity transactions. The adjustments related to these matters were made by the Company in connection with the preparation of the interim financial statements for the period ended June 30, 2003.

Given these reportable conditions and material weaknesses, management devoted additional resources to resolving questions that arose during our period review. As a result, we are confident that our financial statements for the period ended June 30, 2003 present fairly, in all material respects, our financial conditions and results of operations.

         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                        (A Development Stage Enterprise)


                           PART II--OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

During the quarter ended June 30, 2003, there were no material changes in the status of pending litigation.


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

Termination of Turnaround Group

On February 28, 2003, we terminated our relationship with The Turnaround Group, consisting of three accredited investors, one of whom was then our chief executive officer. The Turnaround Group had been engaged in November 2002 to assist us in our restructuring in order to raise additional capital to complete the development of our patented loyalty technology systems. In settlement of all consulting compensation liabilities owed, we issued during the March 31, 2003 quarter 2,000,000 shares of restricted common stock, resulting in a charge for consulting services of $102,000. We made detailed business, financial and product information available to these stockholders and negotiated the transaction personally with them. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipients consented to a legend on the certificates to be issued and stop-transfer instructions with the transfer agent.

Stock for Executive Compensation

During the quarter ended March 31, 2003, the Company was obligated for compensation of $37,500 and $30,000 to officers which is convertible into 750,000 and 600,000 shares under agreements with David J. Simon and Bernard F. McHale, respectively, executive officers and directors.

During the quarter ended June 30, 2003, the Company was obligated for compensation to officers of $36,000, $37,500 and $30,000 which is convertible into 720,000, 750,000 and 600,000 shares under agreements with Hiram Willis, David J. Simon and Bernard F. McHale, respectively, executive officers and directors.

         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                        (A Development Stage Enterprise)


     Convertible Note for Professional Services

On February 1, 2003, the Company entered into an agreement with an unaffiliated law firm to allow this vendor to convert amounts owed for past due legal services into common stock of the Company. The total amount due under this obligation was $223,714 at June 30, 2003, convertible into an aggregate of 4,474,280 shares.

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

       Outside Services

During the three months ended June 30, 2003, we issued 466,378 shares of common stock with a value of $4,819 to one long-time clerical employee and one strategic partner assisting us in the development of our software, one of who was an accredited investor, in consideration of services rendered. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwriter participated. The recipient acknowledged in writing that the securities constituted restricted securities and consented to a legend on the certificates to be issued and stop-transfer instructions with the transfer agent. The recipients had access to our business, product and financial information.

Options

No options were issued during the three months ended June 30, 2003.

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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are included as part of this report at the location indicated:

     Exhibit
      Number                                   Title of Document                              Location
-----------------------------------------------------------------------------------------------------------
     Item 10       Material Contracts
-----------------------------------------------------------------------------------------------------------
      10.01        Agreement dated April 1, 2003 with Airos Group                             Attached

     Item 31       Rule 13a-14(a)/15d-14(a) Certifications
-----------------------------------------------------------------------------------------------------------
      31.01        Certification of Chief Executive Officer Pursuant to Rule 13a-14           Attached

      31.02        Certification of Chief Financial Officer Pursuant to Rule 13a-14           Attached

     Item 32       Section 1350 Certifications
-----------------------------------------------------------------------------------------------------------
      32.01        Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section     Attached
                   1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                   2002

      32.02        Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section     Attached
                   1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of
                   2002

(b) Reports on Form 8-K. During the quarter ended June 30, 2003, we filed the following reports on Form 8-K:

 Date of Event Reported                  Item(s) Reported
------------------------  ------------------------------------------------------

      April 30, 2003      Item 4. Changes in Registrant's Certifying Accountant

         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                        (A Development Stage Enterprise)


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SCHIMATIC Cash Transactions Network.com, Inc.


Dated:  July 19, 2004              /s/ David J. Simon
                                   -------------------------------------------
                                   David J. Simon, President and
                                   Chief Executive Officer


Dated:  July 19, 2004              /s/ Bernard F. McHale
                                   -------------------------------------------
                                   Bernard F. McHale, Chief Financial Officer