Form 10QSB
period 2003-09-30
SCHIMATIC CASH TRANSACTIONS NETWORK COM INC
filed 2004-07-23
CIK 1100772

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

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

                                       N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

                                TABLE OF CONTENTS


  Item                               Description                           Pages

                          Part I--Financial Information

Item 1    Financial Statements
          Condensed Consolidated Balance Sheet as of September 30, 2003
            (unaudited)                                                       3
          Condensed Consolidated Statements of Operations for three
            and nine months ended September 30, 2003 and 2002 (unaudited), and the cumulative period during the development stage from February 27, 1997 (Inception) through September 30, 2003
            (unaudited)                                                       4
          Condensed Consolidated Statements of Cash Flows for nine months ended September 30, 2003 and 2002 (unaudited), and the
            cumulative period during the development stage from
            February 27, 1997 (Inception) through September 30, 2003
            (unaudited)                                                       5
          Notes to Condensed Consolidated Financial Statements (unaudited)    6

Item 2    Management's Discussion and Analysis or Plan of Operation          15
Item 3    Controls and Procedures                                            19

                           Part II--Other Information

Item 1    Legal Proceedings                                                  21
Item 2    Changes in Securities                                              21
Item 3    Defaults upon Senior Securities                                    24
Item 4    Submission of Matters to a Vote of Security Holders                24
Item 5    Other Information                                                  24
Item 6    Exhibits and Reports on Form 8-K                                   25

          Signatures                                                         26
          Certifications                                                     27


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

PART I--FINANCIAL INFORMATION

                         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                                        (A Development Stage Enterprise)

                                      Condensed Consolidated Balance Sheet
                                                   (Unaudited)

                                                                                                  September 30,
                                                                                                      2003
                                                                                              ----------------------
CURRENT ASSETS:
   Cash                                                                                        $          5,772
   Other current assets                                                                                   1,246
                                                                                              ----------------------

TOTAL CURRENT ASSETS                                                                                      7,018

PATENTS - at cost, net                                                                                   25,155
                                                                                              ----------------------


TOTAL ASSETS                                                                                   $         32,173
                                                                                              ======================

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                                    $      5,067,769
   Accounts payable - vendor                                                                          1,390,600
   Loans - CEO America                                                                                  150,000
                                                                                              ----------------------

TOTAL CURRENT LIABILITIES                                                                             6,608,369

CONVERTIBLE NOTES PAYABLE                                                                             2,641,216
                                                                                              ----------------------

TOTAL LIABILITIES                                                                                     9,249,585
                                                                                              ----------------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' DEFICIENCY:
   Common stock - $.001 par value; 200,000,000 shares authorized;
      144,413,274 shares issued and outstanding                                                         144,414
   Additional paid-in-capital                                                                        55,955,290
   Common stock subscription receivable                                                                 (32,639)
   Deferred compensation                                                                                (13,816)
   Deficit accumulated during the development stage                                                 (65,270,661)
                                                                                              ----------------------

TOTAL SHAREHOLDERS' DEFICIENCY                                                                       (9,217,412)
                                                                                              ----------------------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                                                 $         32,173
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

                                                       3

                                 SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                                                (A Development Stage Enterprise)

                                              Consolidated Statements of Operations
                                                           (Unaudited)

                                                                                                      For the Period
                                                                                                      From Inception
                                                                                                       (February 27,
                                                   Three Months                 Nine Months                1997)
                                               Ended September 30,          Ended September 30,           Through
                                           ---------------------------------------------------------   September 30,
                                                2003          2002           2003          2002            2003
                                           ----------------------------------------------------------------------------
Operating expenses:
   Selling, general and administrative
     expenses                               $   420,336   $    801,660  $  1,233,123   $  2,356,707    $  54,147,396
   Depreciation and amortization                    837            837         2,511          2,510          367,521
   Write-off of common stock subscription
      receivable                                     --             --            --             --        2,092,361
   Loss on impairment of assets                      --             --            --             --          675,546
   Interest expense                              77,794      1,402,554       229,624      4,045,536        7,056,627
                                           ----------------------------------------------------------------------------

     Total operating expenses                   498,967      2,205,051     1,465,258      6,404,753       64,339,451
                                           ----------------------------------------------------------------------------

Loss before extraordinary item                 (498,967)    (2,205,051)   (1,465,258)    (6,404,753)     (64,339,451)

  Extraordinary item-gain on
    extinguishment of debt                           --             --            --             --         (931,210)
                                           ----------------------------------------------------------------------------

Net loss                                    $  (498,967)  $ (2,205,051) $ (1,465,258)  $ (6,404,753)   $ (65,270,661)
                                           ============================================================================


Basic and diluted loss per common share     $     (0.01)  $      (0.03) $      (0.01)  $      (0.07)
                                           =========================================================

Weighted average shares outstanding,
  basic and diluted                         144,413,274    101,957,261   143,263,131     98,431,711
                                           =========================================================



                           See notes to condensed consolidated financial statements.

                                                       4

                         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                                        (A Development Stage Enterprise)

                                 Condensed Consolidated Statements of Cash Flows
                                                   (Unaudited)


                                                                                               For the Period
                                                            For the Nine Months Ended          From Inception
                                                                  September 30,              (February 27, 1997)
                                                         ---------------------------------- Through September 30,
                                                              2003             2002                 2003
                                                         -----------------------------------------------------------
Cash Flows from Operating Activities:
   Net loss                                               $(1,465,258)     $(6,404,753)          $(65,270,661)
   Adjustments to reconcile net loss to net cash used
     in operating activities:
       Depreciation and amortization                            2,511            2,510                367,521
       Stock option compensation                                8,880          928,676             10,343,346
       Adjustment for variable accounting of options               --               --                 55,160
       Common stock issued for services and
         compensation                                         124,878        1,091,750             24,341,061
       Common stock issued for debt and interest
         expense                                               86,167        2,451,998              6,315,221
       Common stock issued to settle CardOne claims                --           22,901              1,667,299
       Common stock issued for directors' fees                     --               --                432,700
       Write-off of common stock subscription
         receivable                                                --               --              2,092,361
       Loss on extinguishment of debt                              --               --                931,210
       Loss on impairment of asset                                 --               --                675,546
   Changes in current assets and liabilities:
      Other assets                                               (417)          (1,125)                28,774
      Accounts payable and accrued expenses                   817,655        1,217,466              8,287,969
                                                         -----------------------------------------------------------

            Net Cash Used in Operating Activities            (425,584)        (690,577)            (9,732,493)
                                                         -----------------------------------------------------------

Cash Flows from Investing Activities:
   Acquisition of property and equipment                           --               --               (347,349)
   Acquisition of patents                                          --               --                (46,854)
   Investment in real estate joint venture                         --               --                (36,515)
                                                         -----------------------------------------------------------

            Net Cash Used In Investing Activities                  --               --               (430,718)
                                                         -----------------------------------------------------------

Cash Flows from Financing Activities:
   Proceeds - loans payable to shareholders                        --         (185,581)               255,000
   Loans - CEO America                                             --               --                150,000
   Proceeds from notes payable                                133,400          865,471              3,386,727
   Proceeds from common stock subscriptions receivable             --               --                175,000
   Sales of common stock                                           --               --              5,729,815
   Amounts owed to employees and officers                     296,641               --                472,442
                                                         -----------------------------------------------------------

            Net Cash Provided by Financing Activities         430,041          679,890             10,168,984
                                                         -----------------------------------------------------------

Net Increase (Decrease) in Cash                                 4,457          (10,687)                 5,773

Cash at Beginning of Period                                     1,316           15,660                     --
                                                         -----------------------------------------------------------

Cash at End of Period                                     $     5,773      $     4,973           $      5,773
                                                         ===========================================================



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


2.       BASIS OF PRESENTATION AND ACCOUNTING POLICIES

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information, and the instructions to form 10-QSB. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003. The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

The accompanying unaudited condensed consolidated financial statements for 2002 have not been reviewed by an independent registered public accounting firm as required by the Securities and Exchange Commission.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise and has incurred net losses of approximately $65.3 million since inception. Additionally, the Company had a net working capital deficiency of approximately $6.6 million and a total shareholders' deficiency of approximately $9.2 million at September 30, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, continued

Going Concern, continued

As of September 30, 2003, current liabilities are substantially past due. In the event demands are made upon the Company which cannot be met and the associated creditors successfully pursue action against the Company, the Company could be exposed to additional costs of legal fees, interest or penalties, and may be forced to take other defensive actions, including filing for bankruptcy.

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

Stock - based Compensation

The Company follows SFAS No. 123, "Accounting for Stock-based Compensation." SFAS No. 123 establishes accounting and reporting standards for stock-based employee compensation plans. This statement allows companies to choose between the fair value-based method of accounting as defined in this statement and the intrinsic value-based method of accounting as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees."

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

Stock - based Compensation

The additional disclosures required by SFAS No. 148 are as follows:

                                                     For the Three Months                For the Nine Months
                                                      Ended September 30,                Ended September 30,
                                               ---------------------------------------------------------------------
                                                    2003              2002             2003              2002
                                               ---------------------------------------------------------------------
Net loss attributable to common                    $(498,967)     $(2,205,051)      $(1,465,258)     $(6,404,753)
stockholders,
  as reported

Add: Stock-based employee compensation
  expense included in reported net income,
  net of related tax effect                               --               --                --               --

Less:  Total stock-based compensation expense
  determined under the fair value-based
  method of all awards                               (27,469)        (158,663)          (27,469)        (475,989)
                                               ---------------------------------------------------------------------

Pro Forma Net Loss Attributable to
  Common Stockholders                              $(526,436)     $(2,363,714)      $(1,492,727)     $(6,880,742)
                                               =====================================================================

Basic and Diluted Net Loss Attributable to
  Common Stockholders:
    As reported                                    $   (0.01)     $    $(0.03)      $     (0.01)     $     (0.07)
                                               =====================================================================

    Pro forma                                      $   (0.01)     $    (0.03)       $    (0.01)      $    (0.07)
                                               =====================================================================

During the quarter ended September 30, 2003, 2,500,000 stock options were issued to two employees. The stock options have an exercise price of $0.05 and expire in five years.

Loss Per Share

Basic and diluted loss per share has been calculated based upon the weighted average number of common shares outstanding and excludes any potentially dilutive securities. Stock options and convertible notes have been excluded as common stock equivalents in the computation of diluted loss per share since the results would be anti-dilutive. Obligations to issue additional shares, which could potentially dilute earnings per share, were approximately 116, 000,000 at September 30, 2003.

         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.       BASIS OF PRESENTATION AND ACCOUNTING POLICIES, continued

Impact of Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN No. 46"). This interpretation of Accounting Research Bulletin ("ARB") No. 51, "Consolidated Financial Statements", provides guidance for identifying a controlling interest in a variable interest entity ("VIE") established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification of FIN No. 46 and issued Interpretation No. 46(R), "Consolidation of Variable Interest Entities - An Interpretation of ARB NO. 51" ("FIN No. 46(R)"). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46(R) is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public small business issuers' entities is required in all interim and annual financial statements for the period ending after December 15, 2004.

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

         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.       EQUITY TRANSACTIONS

During 2003, the Company issued 2,496,966 shares to consultants for services rendered and 1,625,794 shares in lieu of interest payments to convertible noteholders. The details are as follows:

                                                                       Common Stock              Additional
                                                             ----------------------------------   Paid-In
                                                                 Shares            Amount         Capital         Total
                                                             ---------------- ----------------- ------------- --------------
Issuance of stock for services rendered:
  ($0.05 per share, February)                                   1,530,588       $  1,530          $  75,030     $  76,560
  ($0.05 per share, March)                                        500,000            500             24,500        25,000
  ($0.05 per share, June)                                         466,378            466             22,853        23,319
                                                             ---------------- ----------------- ------------- --------------
                                                                2,496,966          2,496            122,383       124,879
Issuance of stock in lieu of interest payments:
  ($0.05 per share, March)                                      1,625,794          1,626             84,541        86,167
                                                             ---------------- ----------------- ------------- --------------

                                                                4,122,760       $  4,122          $ 206,924     $ 211,046
                                                             ================ ================= ============= ==============

4.       AUTHORIZED SHARES

The Company is authorized to issue 200,000,000 shares of common stock. At September 30, 2003, the Company had common stock shares outstanding of 144,413,274 and an additional 115,700,000 shares issuable upon the conversion of stock options, convertible debt and deferred compensation. As a result, the Company would exceed the authorized amount by 60,169,000. The Company may be required to seek shareholder approval to increase the shares authorized limits in order to satisfy its potential conversion of dilutive securities.

As an alternative, the Company may purchase shares of common stock in the open market, or seek to repay the indebtedness in lieu of conversion.


5.       COMMITMENTS AND CONTINGINCIES

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

5.       COMMITMENTS AND CONTINGINCIES, continued

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

5.       COMMITMENTS AND CONTINGINCIES, continued

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

James E. Biorge

The Company is reviewing, with the advice of legal counsel, whether we have legal claims that may be asserted against James E. Biorge, a founder and officer and director of IC One at the time it was acquired in September 1999. At the time of such acquisition, we set aside in a special trust approximately 7.8 million shares of common stock to be used to resolve claims that may be asserted against IC One by persons claiming an interest in or claim against IC One as a successor-in-interest to the assets, operations and liabilities of CardOne, which Mr. Biorge had also been instrumental in founding and which had been involved in the initial development of the intellectual properties subsequently acquired by IC One before IC One was acquired by us. We believe that all or a portion of the 7.8 million shares then reserved to satisfy such claims, all of which have subsequently been used for such purpose, should properly be the responsibility of Mr. Biorge. In 1999 we advised Mr. Biorge that we intended to assert a claim against him to hold him responsible for the 7.8 million shares to satisfy CardOne related liabilities as well as other damages and that we would offset our claims against shares to be issued to him, reserving the right to seek such further damages as may be awarded. After we made such assertions in 1999, Mr. Biorge refused to accept certificates for 11,503,138 shares of our common stock to which he otherwise may have been entitled to receive in exchange for his stock in IC One. Mr. Biorge has not initiated any legal proceeding to recover the shares we retained in 1999 as a partial offset against our claims against him and in December 2003 we cancelled the 11,503,138 shares. We do not believe that it is probable that Mr. Biorge will assert any claim against us for the shares cancelled or other damages. If he does, we intend to assert and pursue vigorously offsetting defenses and believe that there is a reasonable possibility that the outcome of any claim, if asserted, would not be unfavorable to us. We may pursue claims against Mr. Biorge and seek damages in addition to cancellation of the shares.

         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.       COMMITMENTS AND CONTINGENCIES, continued

Internal Revenue Service and Withholding Taxes

The Company's wholly owned subsidiary, IC One, Inc., has received notification from the Internal Revenue Service that IC One has an unpaid liability for employment taxes and amounts withheld from employees' wages for the periods from July 1, 1999, through September 30, 2001. IC One erroneously filed an employer tax report for the quarter ended September 30, 2001, even though it did not have any employees and paid no payroll after June 30, 2001. Accordingly, IC One was not required to make federal tax deposits for the periods after June 30, 2001. The Internal Revenue Service has filed tax liens against the Company with respect to such amounts outstanding. As of September 30, 2003, the aggregate amount owed by IC One, together with applicable penalties and interest, for the period from July 1, 1999, through September 30, 2003, was approximately $569,000. The Company is attempting to negotiate with the Internal Revenue Service regarding payment of the amounts owed by IC One.

The total amount of unpaid employment taxes owed by the Company was approximately $1,173,000 (including interest and penalties of approximately $220,000).

Utah State Tax Commission

The State of Utah has filed tax liens against the Company of approximately $53,000 as of September 30, 2003, for unpaid employee withholding taxes and related amounts.

California Employment Development Department

The State of California has filed tax liens against the Company for unpaid employee withholding taxes and related amounts aggregating approximately $65,000 as of September 30, 2003.

Nebraska Department of Revenue

The State of Nebraska has filed tax liens against the Company for unpaid employee withholding taxes and related amounts aggregating approximately $5,000 as of September 30, 2003.

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

         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                        (A Development Stage Enterprise)

7.       OTHER AGREEMENTS

In September 2003, the Company granted Thomas Jackson Performance Management, Inc., an unaffiliated company, the exclusive right to act as its authorized sales agent in the United States, Canada, Mexico, Japan and Australia. The sales rights will become nonexclusive after two years in any country in which Thomas Jackson does not meet the agreed sales minimum. The agreement will remain in force as long as Thomas Jackson meets specified minimum sales volume requirements in the above countries. The Company has agreed to pay Thomas Jackson as follows:

         o The Company will pay Thomas Jackson for sales to qualified customers, defined as customers that generate a minimum of $200,000 in upfront fees and a minimum of $1,000,000 in recurring fees.

         o For each new qualified customer, the Company will pay Thomas Jackson an agreed percentage of the upfront agreement money and of all recurring fees.

         o Upon execution of the first order from a qualified customer, the Company will issue Thomas Jackson 6,400,000 shares of restricted common stock.

         o Subject to receiving an agreed amount of upfront fees from a minimum number of qualified clients, when the Company receives 50% of the upfront money on any new customer, it will issue Thomas Jackson options to purchase that number of shares of restricted common stock equal to 15% of the upfront money received divided by the average closing stock price for the preceding 30 days prior to each grant.

In November 2003, we amended our agreement with Airos Group, Inc. to change the terms of our agreement to five years and adjust the rate of reimbursement to various Airos personnel. We agreed to issue Airos 12,800,000 shares of restricted common stock, with 11,300,000 issuable immediately and the balance issuable on the execution of the first qualified customer order through Thomas Jackson Performance Management, Inc. Airos agreed to purchase 2,000,000 shares of restricted common stock at $0.30 per share, for a total of $600,000, payable pursuant to the terms of promissory note in 24 consecutive monthly installments of $25,000, commencing November 2003.

In November 2003, the Company authorized the issuance of 2,266,666 shares to James Williams, a former executive officer and director, in settlement of a liability in lieu of cash, as payment of amounts due to him pursuant to his employment contract.

In November 2003, Mr. David Simon was awarded by the Board of Directors 1,250,000 shares of restricted stock as a performance bonus for the ceaseless efforts he has put forth for the benefit of the Company and the substantial progress he has made in getting the Company products developed without receipt of significant funding.

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

Results of Operations

Three Months Ended September 30, 2003,Compared to Three Months Ended September 30, 2002

We have been in the development stage since inception. From February 27, 1997 (Inception) until September 30, 2003, we incurred total expenses of approximately $65.3 million. Of the approximately $65.3 million of total expenses, approximately $30.7 million represents the value of compensation for services and interest expense paid for by the issuance of common stock.

During the three months ended September 30, 2003, we incurred total expenses of approximately $498,967, compared to approximately $2,205,051 in the same period in 2002. Interest expense in 2002 was $1,402,554 compared with $77,794 in 2003.

         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                        (A Development Stage Enterprise)


Nine Months Ended September 30, 2003, Compared to Nine Months Ended September 30, 2002

During the nine months ended September 30, 2003, we incurred total expenses of approximately $1,465,258, compared to approximately $6,404,753 in the same period in 2002. Interest expense in 2002 was $4,045,536 compared with $229,624 in 2003.

Liquidity and Capital Resources

During the nine-month period ended September 30, 2003, our working capital deficit increased from a working capital deficit of $5,491,930 at December 31, 2002, to a deficit of $6,601,351 at September 30, 2003. Liabilities increased by $1,247,696 from December 31, 2002.

Our current capital resources are not sufficient to support the existing and anticipated levels of business for the next 12 months. We have been funding our operations through an increase in accounts payable and accrued expenses in addition to capital that we have raised in the form of notes, convertible notes and equity. We have experienced cash shortages and inability to pay our obligations from time to time in 2002 and 2003. A significant portion of our current liabilities is past due. These conditions raise doubt about our ability to continue as a going concern. We will have to raise additional capital in order to meet our current and future obligations. While management has plans to address these issues, there is no guarantee that management will be successful in their resolution.

During the nine-month period ended September 30, 2003, we raised working capital through the issuance of $133,400 in convertible notes payable.

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

         We entered into a marketing agreement with Thomas Jackson Performance Management in September, 2003, to market, distribute, and create global distribution partners for our Loyalty products and services, and to license our patents in the applicable countries. We are developing and will continue to seek strategic relationships with industry participants that provide additional channels to deliver our products and services by expanding our market reach and creating incentives through revenue and technology sharing with strategic partners.

         We believe the patent protection that is included with our products and services, the flexibility and ease of use, along with the state-of-the-art underlying technology, will afford us a significant competitive advantage in the marketplace.

     Financing Program

We currently have no revenue from operations and do not expect to receive significant revenue until sometime in the future. We currently require approximately $75,000-$100,000 per month, to continue at current operation levels. In addition, we estimate that we will require funds in order to implement our marketing plan, including research and development expenses associated with integrating and enhancing our technologies and other operating expenses as contemplated by our plan of operation.

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

     Going Concern

As noted in Note 2 of the Condensed Consolidated Financial Statements on Form 10-QSB for the period ended September 30, 2003, the substantial amount of current liabilities, the absence of revenues in the near term, and the need for substantial amounts of capital necessary for our plan of operation, collectively, raise doubt about our ability to continue as a going concern.

         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                        (A Development Stage Enterprise)


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

                         ITEM 3. CONTROL AND PROCEDURES

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

         Our independent auditors have reported to our board of directors certain matters involving internal controls that our independent auditors considered to be reportable conditions, and a material weakness, under standards established by the American Institute of Certified Public Accountants. The reportable conditions and material weaknesses relate to the September 30, 2003 financial close process and absence of appropriate reviews and approvals of transactions and accounting entries. Certain adjustments were identified in the interim closing process, related to the recording of stock-based compensation, accrued expenses and other equity transactions. The adjustments related to these matters were made by the Company in connection with the preparation of the interim financial statements for the period ended September 30, 2003.

         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                        (A Development Stage Enterprise)


         Given these reportable conditions and material weaknesses, management devoted additional resources to resolving questions that arose during our period review. As a result, we are confident that our financial statements for the period ended September 30, 2003 present fairly, in all material respects, our financial conditions and results of operations.

         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                        (A Development Stage Enterprise)


                           PART II--OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

During the quarter ended September 30, 2003, there were no material changes in the status of pending litigation matters.


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

During the quarter ended June 30, 2003, the Company was obligated for compensation of $36,000, $37,500 and $30,000 to officers which is convertible into 720,000, 750,000 and 600,000 shares under agreements with Hiram Willis, David J. Simon and Bernard F. McHale, respectively, executive officers and directors.

         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                        (A Development Stage Enterprise)


During the quarter ended September 30, 2003, the Company was obligated for compensation of $37,500 and $30,000 to officers which is convertible into 750,000 and 200,040 shares under agreements with David J. Simon and Bernard F. McHale, respectively, executive officers and directors.

Convertible Note for Professional Services

On February 1, 2003, the Company entered into an agreement with an unaffiliated law firm to allow this vendor to convert amounts owed for past due legal services into common stock of the Company. The total amount due under this obligation was $223,000 at September 30, 2003 convertible into an aggregate of 4,474,280 shares.

Exercise of Options by Chief Executive Officer

On March 5, 2003, David J. Simon, our chairman and chief executive officer, exercised options to purchase 12,000,000 shares of common stock at $0.05 per share, or $600,000, paid by the delivery of a nonrecourse promissory note, all in accordance with the terms of the options granted in 2002. Also on the above date, Elaine Beavon-Simon, our employee since 1998 whom Mr. Simon married in 2001, exercised her options to purchase 2,000,000 shares at $0.05 per share, or $100,000, paid by the delivery of a nonrecourse promissory note. The certificates for the shares were held by us as security for payment of the nonrecourse notes. On December 15, 2003, we rescinded the exercise of all of the foregoing options and canceled the promissory notes and share certificates. As chief executive officer, Mr. Simon was an accredited investor, with full knowledge of our business and financial condition. As a long-time employee and spouse of Mr. Simon, Ms. Beavon-Simon also had full knowledge of our business and financial condition. The shares were never delivered and the non-recourse notes have subsequently been cancelled (November 2003) and have been deemed to never have been issued.

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

Other Agreements

In September 2003, the Company granted Thomas Jackson Performance Management, Inc., an unaffiliated company, the exclusive right to act as its authorized sales agent in the United States, Canada, Mexico, Japan and Australia. The sales rights will become nonexclusive after two years in any country in which Thomas Jackson does not meet the agreed sales minimum. The agreement will remain in force as long as Thomas Jackson meets specified minimum sales volume requirements in the above countries. The Company has agreed to pay Thomas Jackson as follows:

         o The Company will pay Thomas Jackson for sales to qualified customers, defined as customers that generate a minimum of $200,000 in upfront fees and a minimum of $1,000,000 in recurring fees.

         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                        (A Development Stage Enterprise)


         o For each new qualified customer, the Company will pay Thomas Jackson an agreed percentage of the upfront agreement money and of all recurring fees.

         o Upon execution of the first order from a qualified customer, the Company will issue Thomas Jackson 6,400,000 shares of restricted common stock.

         o Subject to receiving an agreed amount of upfront fees from a minimum number of qualified clients, when the Company receives 50% of the upfront money on any new customer, it will issue Thomas Jackson options to purchase that number of shares of restricted common stock equal to 15% of the upfront money received divided by the average closing stock price for the preceding 30 days prior to each grant.

In November 2003, we amended our agreement with Airos Group, Inc. to change the terms of our agreement to five years and adjust the rate of reimbursement to various Airos personnel. We agreed to issue Airos 12,800,000 shares of restricted common stock, with 11,300,000 issuable immediately and the balance issuable on the execution of the first qualified customer order through Thomas Jackson Performance Management, Inc. Airos agreed to purchase 2,000,000 shares of restricted common stock at $0.30 per share, for a total of $600,000, payable pursuant to the terms of promissory note in 24 consecutive monthly installments of $25,000, commencing November 2003.

In November 2003, the Company authorized the issuance of 2,266,666 shares to James Williams, a former executive officer and director, in settlement of a liability in lieu of cash and as payment of amounts due to him pursuant to his employment contract.

In November 2003, Mr. David Simon was awarded by the Board of Directors 1,250,000 shares of restricted stock as a performance bonus for the ceaseless efforts he has put forth for the benefit of the company and the substantial progress he has made in getting the Company products developed without receipt of significant funding.

Options

2,500,000 options were issued to two employees during the three months ended September 30, 2003.

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

         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                        (A Development Stage Enterprise)


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.


ITEM 5. OTHER INFORMATION

Not applicable.

         SCHIMATIC Cash Transactions Network.com, Inc. and Subsidiaries
                        (A Development Stage Enterprise)


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits. The following exhibits are included as part of this report at the location indicated:

     Exhibit
      Number                                   Title of Document                                    Location
--------------------------------------------------------------------------------------------------------------------
     Item 10       Material Contracts
--------------------------------------------------------------------------------------------------------------------
      10.01        Letter agreement dated September 17, 2003, with Thomas Jackson             Attached
                   Performance Management Holdings Inc.

      10.02        Amendment to Development Agreement with Airos Group, Inc dated November    Attached
                   1, 2003.

      10.03        $600,000 promissory note from Airos Group, Inc. to the registrant dated    Attached
                   November 1, 2003

      10.04        Employment Agreement dated July 28, 2003, effective as of August 1,        Attached
                   2003, with Bernard F. McHale

      10.05        Addendum to the Simon Employment Agreement as of  July 28, 2003            Attached

      10.06        Addendum to the Beavon Employment Agreement as of  July 28, 2003           Attached

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

(b) Reports on Form 8-K: During the quarter ended September 30, 2003, we did not file or furnish any reports on Form 8-K. However, subsequent to the quarter end, we furnished the following report on Form 8-K:

           Date of Event Reported                   Items Reported
         ---------------------------  ------------------------------------------
             December 17, 2003              Item 7. Exhibits
                                            Item 9. Regulation FD Disclosure

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

                                   SCHIMATIC Cash Transactions Network.com, Inc.


Dated:  July 19, 2004              /s/  David J. Simon
                                   -----------------------------------
                                   David J. Simon, President and
                                   Chief Executive Officer


Dated:  July 19, 2004              /s/  Bernard F. McHale
                                   -----------------------------------
                                   Bernard F. McHale, Treasurer and
                                   Chief Financial Officer