Form 10KSB
period 2003-12-31
SCHIMATIC CASH TRANSACTIONS NETWORK COM INC
filed 2008-01-31
CIK 1100772

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                         Commission File Number 0-30632

                  Schimatic Cash Transactions Network.com, Inc.
                  ---------------------------------------------
                 (Name of small business issuer in its charter)

                 Nevada                              88-0415947
                 ------                              ----------
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)            Identification No.)

                   330 East Warm Springs Road
                        Las Vegas, Nevada                  89119
                        -----------------                  -----
             (Address of principal executive offices)    (Zip Code)

                                 (702) 361-3624
                                 --------------
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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         State issuer's revenues for its most recent fiscal year. For the fiscal year ended December 31, 2003, revenues were $0.

State the aggregate market value of the voting and nonvoting common equity held by nonaffiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of January 11, 2008, the approximate aggregate market value of the voting and nonvoting common equity held by non-affiliates of the issuer was $22,000,000.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 2006, issuer had 209,238,182 shares of issued and outstanding common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Transitional Small Business Disclosure Format: Yes [ ] No [X]

                                   SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
                                         (A Development Stage Enterprise)



                                                 TABLE OF CONTENTS

Item                                                 Description                                              Pages
Special  Introductory Notes.....................................................................................1

                                     Part I
Item 1   Description of Business................................................................................2
Item 2   Description of Property................................................................................4
Item 3   Legal Proceedings......................................................................................4
Item 4   Submission of Matters to a Vote of Security Holders....................................................6

                                   Part II
Item 5   Market for Common Equity and Related Stockholder Matters...............................................6
Item 6   Management's Discussion and Analysis or Plan of Operation.............................................10
Item 7   Financial Statements..................................................................................12
Item 8   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................12
Item 8A  Controls and Procedures...............................................................................13
Item 8B  Other Information.....................................................................................13

                                  Part III
Item 9   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
         Exchange Act..........................................................................................13
Item 10  Executive Compensation................................................................................15
Item 11  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters........16
Item 12  Certain Relationships and Related Transactions........................................................17
Item 13  Exhibits and Reports on Form 8-K......................................................................17
Item 14  Principal Accountant Fees and Services................................................................18

         Signatures............................................................................................19

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

Filing of Delinquent Reports

         This report is one of a number of periodic reports for the year ended December 31, 2003, and subsequent periods that we are filing under Section 13 of the Securities Exchange Act after their respective due dates. This report contains information for the period to which this report relates, but does not contain all information covering periods subsequent to the report period. For information covering other periods, please see the applicable reports for such period.

                                     PART I


                         ITEM 1. DESCRIPTION OF BUSINESS

Overview

         Schimatic Cash Transactions Network.com, Inc. (the "Company") was originally incorporated in the State of Florida under the name of Apple Tree Capital Corp. on October 4, 1996. Apple Tree Capital Corp. never had any assets or commenced operations.

         On November 12, 1998, Apple Tree simultaneously acquired Schimatic Technologies, Inc. and R&D Technology Inc., two privately held Nevada Corporations. On this date Apple Tree Capital Corp's name was changed to Schimatic Technologies, Inc.

         Schimatic Technologies, Inc. had been organized principally based on a business model for the future development of a freestanding Internet kiosk capable of economical domestic and international funds transfers. R&D Technology, Inc. had been organized based on a business model for the future development of technology for the three-dimensional, virtual reality presentation of products in freestanding Internet kiosks for online shopping.

         In January 1999, Schimatic Technologies, Inc. changed its name to Schimatic Cash Transactions Network.com, Inc.

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

         We anticipate that our software will be used to support these major business sectors:

               o Technology suppliers provide the centralized systems and services to process the electronic payment transactions. Large issuing banks frequently process their own charge card and electronic payments transactions, while smaller banks and other financial institutions outsource processing. Large processors have established market dominance through consolidation and subsequent economies of scale. Merchants pay fees to the banks for the privilege of accepting credit cards.
               o Retail merchants and product manufacturers use discounts, points programs and other incentives to differentiate themselves from their competitors and to increase loyalty in the form of repeat spending or to initiate the initial purchase of a specific product or service. These programs are typically tied to the amount or frequency of customer spending, with the most prominent ones directly tied to a credit or debit card. Additionally, many other segments of the payments industry, such as the hospitality and travel industries, have programs designed to award points for each dollar spent that can be redeemed for free or upgraded goods or services.
               o Loyalty consultants or advertising agencies would use the technology to implement incentive programs. The incentive programs are used to increase spend for existing consumers as well as to capture new consumers.

         We believe that the retail industry as well as various other segments are in the initial stages of adopting smart cards and wireless devices to replace the magnetic stripe cards that have existed in the marketplace for nearly 30 years. As this transition occurs, we believe there is an opportunity to market our loyalty program software to the various organizations that comprise the industry. We anticipate the majority of our revenue will come from marketing our software to the organizations that provide the loyalty system infrastructure as an adjunct to the electronic payments process. This includes banks and other financial institutions, third-party payment processors, card associations, coalition loyalty scheme operators, consultants and other software suppliers. In some cases, we expect that our customers may also include retail merchants or other businesses that wish to sponsor their own loyalty programs.

         The electronic payment industry is very mature, and because our software is compatible with existing magnetic stripe card technology as well as smart cards, we believe our software and intellectual property provide a potential solution for those wishing to migrate from magnetic-stripe cards to smart cards or other smart devices in order to grant loyalty rewards and incentives.

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

         Airos Group Inc.

         We entered into an agreement with Airos Group Inc. to complete the current software development and integration services on the Ingenico terminal for Scotiabank. Airos Group Inc.'s primary focus is system integration, software development, and quality assurance for the financial services industry with a focus on smart card and payment terminals. Airos Group Inc. has provided integration and development services to a variety of clients. In 2003, we replaced the above agreement with a new agreement to complete the development of all product components, including the card, terminal and host processing, plus integration and customization services.

         Thomas Jackson Performance Management, Inc.

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

Patents

         We have U.S. Patent No. 5806045, issued on September 8, 1998, with prior patent filings dating back to February 1994. Since that time, the patent has also been issued in Australia (Patent No. 703349, October 1999), Mexico (Patent No. 96/03161, November 2000), Japan (Patent No. 3416141, April 2003), and Canada (Patent No. 2182596, April 2004). We refer to these patents issued or pending collectively as the "Patents."

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

Research and Development Program

         We incurred expenses of approximately $457,000 during 2003. The payments for such services were satisfied primarily through the issuance of either stock or stock options.

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

Employees

         On December 31, 2003 we had four employees including officers. One was located in the Las Vegas, Nevada Office and three in Salt Lake City, Utah.

                         ITEM 2. DESCRIPTION OF PROPERTY

         We rent our principal executive office located at 330 East Warm Springs Road, Las Vegas, Nevada, 89119 on a month-to-month basis, for rent of approximately $12,000 per year. These facilities are adequate for our foreseeable needs. During 2003 we also had an office located at 740 E 3900 S., Salt Lake City, Utah, 84107-2181.

                            ITEM 3. LEGAL PROCEEDINGS

         We are not a party to any material legal proceedings, and to our knowledge, no such legal proceedings have been threatened against us, except as follows:

Quint Star Management

         On August 30, 1999, Quint Star Management, Inc. initiated an action in the Third Judicial District Court, Salt Lake City, Utah, against IC One, Inc., Arthur D. Bennett and Peter J. Bennee, for unpaid rent and related charges, plus costs and attorney's fees, under the lease on our former principal executive offices in Salt Lake City, Utah. Quint Star Management, Inc. vs. IC One, Inc., Arthur D. Bennett, and Peter Bennee (case no. 990908764EV). Following the entry of judgment against IC One for $50,541 on December 7, 2000, IC One reached a payment arrangement under which we are obligated to pay $5,000 per month, plus ongoing obligations under the lease. The settlement obligation is guaranteed by the parent, Schimatic Cash Transactions Network.com, Inc., and is secured by the equipment, inventory, accounts and chattel paper of both the parent and IC One. We are currently in default in our obligations under this agreement. Upon the expiration of the lease, an amended judgment of $222,765 (a provision has been provided for in the financial statements) was entered to reflect the additional unpaid rent, interest and attorneys' fees.

Marilyn Grish

         On September 18, 2001, we were served with a summons and complaint for an action filed by Marilyn Grish in the Third Judicial District Court, Salt Lake County, Utah, for breach of an independent contractor's contract and seeking unspecified damages. On October 12, 2001, the Company filed an answer and a counterclaim against Ms. Grish and intended to defend this matter vigorously.

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

PR Newswire Association, Inc. vs. Smart Chip Technologies, L.L.C.

         On May 21, 2003, PR Newswire Association, Inc. initiated an action against the Company in the Superior Court of New Jersey, Hudson County for unpaid amounts owed for services provided in the amount of approximately $4,000. On July 18, 2003, a judgment was entered against the Company (a provision of $4,000 has been provided for in the financial statements at December 31, 2003). The Company is currently in default of the judgement and would be liable to pay interest from the date of judgement until paid in full.

James E. Biorge

         We are reviewing, with the advice of legal counsel, whether we have legal claims that may be asserted against James E. Biorge, a founder and officer and director of IC One at the time it was acquired in September 1999. At the time of such acquisition, we set aside in a special trust approximately 7.8 million shares of common stock to be used to resolve claims that may be asserted against IC One by persons claiming an interest in or claim against IC One as a successor-in-interest to the assets, operations and liabilities of CardOne, which Mr. Biorge had also been instrumental in founding and which had been involved in the initial development of the intellectual properties subsequently acquired by IC One before IC One was acquired by us. We believe that all or a portion of the 7.8 million shares then reserved to satisfy such claims, all of which have subsequently been used for such purpose, should properly be the responsibility of Mr. Biorge. In 1999 we advised Mr. Biorge that we intended to assert a claim against him to hold him responsible for the 7.8 million shares to satisfy CardOne related liabilities as well as other damages and that we would offset our claims against shares to be issued to him, reserving the right to seek such further damages. After we made such assertions in 1999, Mr. Biorge refused to accept certificates for 11,503,138 shares of our common stock to which he otherwise may have been entitled to receive in exchange for his stock in IC One and those shares have been cancelled. Mr. Biorge has not initiated any legal proceeding to recover the shares we retained in 1999 as a partial offset against our claims against him. We do not believe that it is probable that Mr. Biorge will assert any claim against us for the shares cancelled or other damages. If he does, we intend to assert and pursue vigorously offsetting defenses and believe that there is a reasonable possibility that the outcome of any claim, if asserted, would not be unfavorable to us. We may pursue claims against Mr. Biorge and seek damages in addition to cancellation of the shares.

Internal Revenue Service and Withholding Taxes

         Our wholly owned subsidiary, IC One, Inc., has received notification from the Internal Revenue Service that IC One has an unpaid liability for employment taxes and amounts withheld from employees' wages for the periods from July 1, 1999, through September 30, 2001. IC One erroneously filed an employer tax report for the quarter ended September 30, 2001, even though it did not have any employees and paid no payroll after June 30, 2001. Accordingly, IC One was not required to make federal tax deposits for the periods after June 30, 2001. The Internal Revenue Service has filed tax liens against the Company with respect to such amounts outstanding. As of December 31, 2003, the aggregate amount owed by IC One, together with applicable penalties and interest, for the period from July 1, 1999, through June 30, 2001, was approximately $1,224,000. The Company is attempting to negotiate with the Internal Revenue Service regarding payment of the amounts owed by IC One.

         The total amount of unpaid employment taxes owed by the Company was approximately $1,224,000 (including interest and penalties of approximately $220,000). The Company continues to work with the Internal Revenue Service via the appeals process to resolve its outstanding liability. The Company does not believe that the liability will hinder the progress of the Company.


Utah State Tax Commission

         The State of Utah has filed tax liens of approximately $53,000 as of December 31, 2003, for unpaid employee withholding taxes and related amounts.

California Employment Development Department

         The State of California has filed tax liens against us for unpaid employee withholding taxes and related amounts aggregating approximately $65,000 as of December 31, 2003.

Nebraska Department of Revenue

         The State of Nebraska has filed tax liens against us for unpaid employee withholding taxes and related amounts aggregating approximately $5,000 as of December 31, 2003.

Other Creditors

         From time to time, we are threatened by creditors to initiate litigation to collect amounts owed by us and reported in our financial statements. In cases in which litigation is threatened or initiated, we seek to negotiate a settlement or forbearance agreement.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of our security holders during the fiscal year ended December 31, 2003.

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

         The following table sets forth the high and low closing bid quotations for our common stock as reported on the Over-the-Counter Electronic Bulletin Board or Pink Sheets, as appropriate, for the periods indicated, based on interdealer bid quotations, without markup, markdown, commissions or adjustments, which may not reflect actual transactions:

                                                      High        Low
                                                      ----        ---
2003
   Quarter ended December 31 ....................    $0.175     $0.055
   Quarter ended September 30 ...................     0.170      0.029
   Quarter ended June 30 ........................     0.090      0.045
   Quarter ended March 31 .......................     0.065      0.045

2002
   Quarter ended December 31 ....................    $0.094     $0.040
   Quarter ended September 30 ...................     0.111      0.051
   Quarter ended June 30 ........................     0.133      0.055
   Quarter ended March 31 .......................     0.200      0.110

2001
   Quarter ended December 31 ....................    $0.280     $0.155
   Quarter ended September 30 ...................     0.230      0.160
   Quarter ended June 30 ........................     0.280      0.140
   Quarter ended March 31 .......................     0.328      0.165

         As of December 31, 2003, we had approximately 1,000 stockholders of record. We are unable to estimate the number of beneficial owners of our shares.

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

Transfer Agent

         Our registrar and transfer agent is Standard Registrar and Transfer Agency, 673 Bluebird N.E., Albuquerque, New Mexico 87122-1805, telephone number
(505) 828-2839.

Equity Compensation Plan Information

         As of December 31, 2003, we had issued options to purchase common stock, but had no equity compensation plan that had been approved by our stockholders. The following table shows the options issued and issuable under our equity compensation plans:

                                                                                                 Number of securities
                                                                                                 available for future
                                                                                                 issuance under equity
                                 Number of securities to be      Weighted average exercise        compensation plans
                                  issued upon exercise of          prices of outstanding         (excluding securities
      Plan Category                 outstanding options                   options               reflected in column (a))
--------------------------      --------------------------       --------------------------    --------------------------
                                            (a)                             (b)                           (c)
                                --------------------------       --------------------------    --------------------------
Equity compensation plans
  approved by stockholders ...                    --                         --                            --

Equity compensation plans not
approved by security holders .            47,225,299                      $0.09                            --
                                          ----------

    Total ....................            47,225,299                      $0.09                            --
                                          ==========

         As of December 31, 2003, we had outstanding options granted to various current and former employees, consultants and others, including executive officers and directors, to purchase an aggregate of 47,225,299 shares. The options were granted at various exercise prices that were at or below the market price for our common stock as of the date of grant. Such options are fully exercisable without meeting any future vesting requirements. Such options are not incentive stock options under the criteria established by the Internal Revenue Service.

         We have granted to current and former officers, directors and employees the option to convert an aggregate of $1,048,125 in accrued and past due salaries and consulting fees as of December 31, 2003, into an aggregate of 13,381,250 shares of common stock at such time as they may deem appropriate.

Recent Sales of Unregistered Securities

         During the year ended December 31, 2003, we issued securities without registration under the Securities Act of 1933 on the terms and circumstances described in the following paragraphs.

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


         Common Stock

                      Transaction                                                                         Number
                      -----------                                                                         ------
Common Stock Outstanding at December 31, 2002                                                           140,290,514

Satisfy Indebtedness...............................................                                       1,039,052
         In November and December 2003, we issued an aggregate of 1,039,052 shares of common stock to five parties, each of whom was an accredited investor, in satisfaction of $64,454 in indebtedness, or approximately $0.05 per share. On the dates on which such transactions occurred during the above period, the market price for the common stock ranged between $0.10 and $0.15 per share.

Issuance of Common Stock for Interest..............................                                      13,832,217
         In March and December 2003, we issued common stock for an aggregate of $725,761 in interest accruing on our outstanding Secured Convertible Promissory Notes and other notes. During the period in which such stock was issued, the market price for our common stock ranged from a low of $0.05 to a high of $0.11 per share.

Financial, Development and Administrative Services.................                                       8,447,076
         Between February and December 2003, we issued an aggregate of 8,447,076 shares of restricted common stock to eleven persons, each of whom was an accredited investor, as payment of $429,324 in financial, development and administrative services, or an average of approximately $0.05 per share. On the dates on which such transactions occurred during the above period, the market price for the common stock ranged between $0.05 and $0.11 per share.

Cancellation of Stock Due to Adjustment to Transfer Agent...........                                     (3,140,259)
         On December 31, 2003, the Company reconciled the number of shares outstanding as               -----------
          per the books of the Company against the Control List as per the
         Transfer Agent. As a result, a net of 3,140,259 shares were cancelled to adjust the Company's books to those of the Transfer Agent.

Common Stock Outstanding at December 31, 2003                                                           160,468,600
                                                                                                        ===========

         Issuance of Convertible Notes

         At December 31, 2003, we had outstanding secured convertible notes payable of $2,701,316 (2002: $2,507,816) bearing interest at a rate of 12% annually and secured by the Company's intellectual property. The notes mature at various dates extending through September 2004. We have the option to repay the notes and interest in cash or convert them into common stock based on a conversion price of $.05 per share or the holder can elect to convert the notes to common stock based on the above stated conversion price. We need to raise a cumulative amount of $4.5 million to effect a conversion of the notes; however, the holders can convert their notes anytime. If we should force a conversion of these notes into common stock, then the holder will receive an additional amount equal in value to 25% of the principal amount in stock options if converted in the first year and 50% of the principal amount in stock options if converted in the second year, priced at $0.05 per share, that can be exercised within a five year period in accordance with the terms and conditions of the note.

         Secured Convertible Promissory Notes Payable:

                 Balance - December 31, 2002                       $2,507,816
                 Notes issued during 2003                             193,500

                 Ending Balance - December 31, 2003                $2,701,316
                                                                   ==========

         The subscribers of the above notes were one or more of the following: a regular employee/consultant, an existing stockholder, or a family member or personal or business associate of an affiliate, an employee, or a then-current stockholder. Each was able to bear the financial risk of the investment. One or more of our executive officers negotiated each transaction. No general solicitation was used, no commission or other remuneration was paid in connection with such transactions, and no underwrite participated. The recipients acknowledged in writing that the notes constituted restricted securities and that any stock received on conversion would constitute restricted securities and consented to a legend on the certificates to be issued and stop-transfer instructions with the transfer agent.

         At December 31, 2003, convertible promissory notes were convertible into an aggregate of 54,026,320 shares of common stock. On December 31, 2003, the balance of such notes, including accrued interest, held by David Simon and Bernard F. McHale were convertible into 7,163,078 and 20,995,520 shares respectively.

         Uncompleted Securities Transaction with CEO America

         On May 17, 2002, the Company signed an agreement with CEO America, a wholly-owned subsidiary of Consumer Economic Opportunities, whereby CEO America agreed to pay an initial $150,000 to the Company and a second payment of $350,000 on June 20, 2002 for ownership of the SCTN Patents with exclusive rights for use of the patents being retained by SCTN. The agreement was to include a 20% equity swap of the two companies. On June 4, 2002, the Company placed title to the patents in escrow. In connection with the agreement, the Company placed in escrow a certificate for 30,116,134 shares of SCTN common stock as collateral. On July 2, 2002, CEO had not delivered the balance of the money, nor had they complied with any other conditions of the escrow agreement. The patent title and stock certificate were to remain in escrow pending either repayment of the original $150,000 to CEO, or until the matter is settled.

         Option Grants

         During the year ended December 31, 2003, we granted options to persons who were then officers or directors and others as follows:

                                                                      Number
                           Name                Expiration Date        of Shares       Exercise Price
--------------------------------------------------------------------------------------------------------
Other Employees (2 persons)                       Jul 2008            2,500,000          $0.05
Other Employees (1 person)                        Oct 2008               30,490          $0.05
Consultants, Alliance Partners (1 party)      Apr 2008-Dec 2008         900,000       $0.07-0.195
                                                                      ---------
                                                                      3,430,490
                                                                      =========

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


        ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         We caution readers that important facts and factors described in this Management's Discussion and Analysis of Financial Condition or Plan of Operation and elsewhere in this document sometimes have affected, and in the future could affect, our actual results, and could cause our actual results during the current year and beyond to differ materially from those expressed in any forward-looking statements made by us or on our behalf.

         As indicated in the Report of Independent Registered Public Accounting Firm accompanying the financial statements in this report, we have suffered recurring losses since inception, had significant negative cash flows from operations, and have a net capital deficiency that raises substantial doubt about our ability to continue as a going concern.

         Management is actively seeking additional equity or a combination of equity and debt financing from new stockholders and/or lenders. In the past, we have relied on issuing stock for outside services and for compensation to fund our operating shortfalls; however, there is no assurance that we can continue to fund a significant portion of our operating needs in this manner. In addition, a significant portion of the $10.4 million in current liabilities is more than a year past due. We are attempting to negotiate settlements of some of these debts and continue to seek forbearance on others; however, there is no guarantee that we will be successful in continuing to do so. Should we fail to obtain financing on terms acceptable to us or negotiate settlements on past due debts, or fail in obtaining forbearance, we may be forced by creditors to take other actions including seeking protection under bankruptcy proceedings. There can be no assurance that funding will be available on acceptable terms, if at all, or that such funds, if raised, would enable us to achieve and maintain profitable operations.

Limitation on our Ability to Issue Common Stock to Obtain Funding

         As of December 31, 2003, we were authorized to issue 200.0 million shares of common stock. At December 31, 2003, we had approximately 160.5 million shares outstanding and an additional approximately 122.5 million shares issuable upon the conversion of stock options, convertible debt and deferred compensation. As a result, we would exceed the authorized capitalization amount by approximately 83 million shares. In addition, the number of shares issuable on the conversion of convertible debt continues to increase as interest continues to accrue.

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

Results of Operations

         Development Stage Company

         We have been in the development stage during the period since inception, February 26, 1997. From our inception through December 31, 2003, we incurred total expenses of approximately $67.6 million, including approximately $26.9 million for research and development leading to creation of our patents, software and intellectual property. The $67.6 million of total expenses includes approximately $35.5 million for the value of compensation for services paid in options or stock, $7.0 million for stock issued for interest expense, and $1.0 million for write-off of common stock subscription receivable, for a total of approximately $43.5 million funded through the issuance of options and common stock. The balance of the expenses was funded through the sale of securities and through increases in liabilities.

         During 2003, we incurred total expenses of approximately $3.8 million,compared to approximately $7.7 million in 2002. During 2003, we continued to reduce executive and other personnel and implemented other cost-cutting measures. The reduction in expenses in 2003 as compared to 2002 is principally reflected in substantial reductions in research and development expenses to approximately $457,000 in 2003, as compared to approximately $1.8 million in 2002 and reductions in interest expense from $4.1 million in 2002 to $1.5 million in 2003, resulting from the conversion of Limited Convertible Notes to Secured Convertible Notes with more favorable terms. The year 2003 expenses include noncash expenses of $726,000 for interest expense funded through issuance of common stock in 2003, as compared to approximately $3.9 million paid with the issuance of common stock in 2002.

         Net Loss

         The net loss for the year ended December 31, 2003, was approximately $3.8 million as compared to $7.7 million in the same period in 2002. The reduction in the net loss was due to reduced expenses in both research and development costs and interest expense.

         Basic and diluted net loss per share for the fiscal year ended December 31, 2003, was $(0.03), compared to basic and diluted net loss per share of $(0.07) for the fiscal year ended December 31, 2002. This difference is due to the decrease in net loss and 37.8 million additional average common shares outstanding during 2003.

         Liquidity

         Although we generated approximately $825,000 from financing activities, our operating activities used net cash of approximately $784,000. These activities contributed to a net working capital deficit as of December 31, 2003, of approximately $5.4 million.

         Net cash used in operating activities for the fiscal year ended December 31, 2003, was approximately $784,000, an increase of approximately $104,000 over the approximately $680,000 cash used in operating activities for the fiscal year ended December 31, 2002.

Capital Resources

         Through December 31, 2003, we do not currently have any material commitments for capital expenditures other than those expenditures incurred in the ordinary course of business.

         From inception to December 31, 2003, our operating and investing activities have used substantially more cash than they have generated. Because we will continue to need substantial amounts of working capital to fund the growth of our business, we expect to continue to experience significant negative operating and investing cash flows for the foreseeable future. This estimate is a forward-looking statement that involves risks and uncertainties. We will need to raise additional capital in the future to meet our ongoing operating and investing cash requirements. We may not be able to find additional financing on favorable terms or at all. If we raise additional funds through the issuance of securities, these securities may have rights, preferences or privileges senior to those of our common stock, and our stockholders may experience additional dilution to their equity ownership. We have a history of losses, have never been profitable, and may never achieve profitability.

         We have not generated any revenues and do not anticipate generating revenues until some time in the future. We do not know when we will achieve profitability. We expect to continue to incur losses for the foreseeable future and we may never be profitable. If we do achieve profitability in any period, we cannot be certain that we will sustain or increase such profitability on a quarterly or annual basis. From inception through December 31, 2003, we incurred total expenses of approximately $67.6 million. The independent auditors' report accompanying the financial statements included in this report includes an explanatory paragraph stating that the accumulated deficit and a working capital deficiency raise substantial doubt about our ability to continue as a going concern. (See Note 2, Going Concern, of the Notes to Consolidated Financial Statements). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         From inception to December 31, 2003, we have funded our capital requirements and our business operations primarily with funds provided from the issuance of common stock and stock options and from borrowings, and the sale of common stock. From inception to December 31, 2003, we have received approximately $5.9 million from the subscription and sale of common stock and convertible notes subsequently converted into common stock, $3.4 million from notes and loans payable, and $583,000 from amounts due to employees. We will require additional financing to support our operations until we become profitable. Such sources of financing could include capital infusions, additional equity financing, or debt offerings. Management believed that as of December 31, 2003, we would need approximately $5.0 million in equity or debt financing to achieve revenues at a level to cover operating costs. Management is actively pursuing obtaining additional funds. There can be no assurance that additional funding will be available on acceptable terms, if at all, or that such funds if raised, would enable us to achieve and maintain profitable operations. If we are not able to obtain sufficient additional funds from investors, we may be unable to sustain our operations.

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

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived primarily from tax loss carryforwards. The Company has established a valuation allowance related to the benefits of net operating losses for which utilization in future periods is uncertain. The Company believes it is more likely than not that the Company will not realize the benefits of these deductible differences in the near future and therefore a full valuation allowance of approximately $22,600,000 is provided.

         As of December 31, 2003, the Company has approximately $56,000,000 of federal net operating losses available to offset future taxable income, which if not utilized will expire in 2023. No provision for income taxes has been recorded in the financial statements as a result of continued losses. Any benefit for income taxes as a result of utilization of net operating losses may be limited as a result of change in control.

Off-balance sheet arrangements

         None.

                          ITEM 7. FINANCIAL STATEMENTS

         Our financial statements, including the auditors' report, are included beginning at page F-1 immediately following the signature page of this report.


       ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

         On May 18, 2007, Schwartz Levitsky Feldman LLP ("SLF") were appointed as our new independent auditors, commencing with the audit for the years ending December 31, 2003, 2004, 2005 and 2006. Effective May 18, 2007, we dismissed Marcum & Kliegman LLP ("MKLLP") as our independent auditors, which action was approved by our board of directors.

         During the four most recent fiscal years and the interim period preceding the engagement of SLF, we have not consulted with SLF regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and either a written report or oral advice was not provided to us by SLF that was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a "disagreement" or event identified in response to Paragraph (a)(1)(iv) of Item 304, as those terms are used in Item 304(a)(1)(iv) of Regulations S-B and S-K and the related instructions to Item 304 of Regulations S-B and S-K.

         The report of MKLLP on our financial statements for the fiscal year ended December 31, 2002 contained an expression of substantial doubt regarding our ability to continue as a going concern.

                        ITEM 8A. CONTROLS AND PROCEDURES

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

         None.

                           ITEM 8B. OTHER INFORMATION

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

         The following table sets forth the name, age and position of each of our directors and executive officers at December 31, 2003:

Name                  Age                         Title
----                  ---                         -----
David J Simon         57      President, CEO, Chairman of the Board of Directors
Bernard F. McHale     68      Director and Treasurer

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

Business Experience of Executive Officers and Directors

         David J. Simon has been a director since November 1998 and chairman of the board since May 1999. He served as chief executive officer from May 1999 until July 1999, from November 1999 until March 1, 2000, from May 15, 2002, until June 10, 2002 and again from August 2003 until December 2003. He served as president and chief executive officer for R & D Technology, Inc., a Nevada company that he helped found, from its inception August 31, 1998, until we acquired it in November 1998. In all of Mr. Simon's employment in the past five years, he was involved in the architecture, design, development, maintenance and management of computer programs, software applications and systems. His career, including as an employee and as a consultant, has been involved with computing technology and spanned many diverse industries including banking, healthcare, manufacturing, stock exchange and telecommunications. From May 1997 through August 1998, Mr. Simon served as a contract consultant to Perot Systems, where he was the technical lead for the development of management systems related to wholesale energy contracts by Southern California Edison Company. Prior to that and from September 1993, he served as a contract consultant to PacifiCare Health Systems leading large system implementation and research and development proof of concept projects. He also served as an employee or technical consultant and project lead for the Pacific Stock Exchange, Bank of America, Security Pacific Bank, US West Network Systems, Seattle First National Bank, and numerous U.S. government defense organizations.

         Bernard (Mac) F. McHale is the chief financial officer, treasurer and a director. Mr. McHale has been a director since May 2002. He began his financial services professional career 29 years ago after concluding a 20-year career in the U.S. Navy, during which he earned his B.A. in Business Management and Finance. Mr. McHale has been actively involved in managing his own financial services company, Mid-America CAPITAL Group, in Las Vegas, Nevada, from December 1995 through April of 2002, until he became actively involved in the Company as our director, treasurer and interim chief executive officer, until assuming the position of chief financial officer in August of 2003. During his financial service professional career, he has held associate positions with Prudential Insurance Company from 1973 to 1980, Ventura, California, and Shearson American Express Brokerage from 1980 to 1982, Oxnard, California, Realty World Real Estate from 1982 until 1990, Oxnard, California, and Metropolitan Life Insurance Company from 1990 until 1995 in Ventura, California. In addition, Mr. McHale has been licensed in a number of financial service fields, including insurance, real estate and securities.


Dependence on Key Management

         Our performance depends substantially on the continued services and performance of our senior management. The loss of services of one or more of these employees could have a material adverse effect on our business. There can be no assurance that we will be successful in attracting and retaining such personnel. Competition for such personnel is intense.


Compliance with Section 16(a) of the Exchange Act

         We are aware that officers, directors and beneficial owners of 10% or more of our outstanding stock have not filed the required Forms 3, 4 and 5 pursuant to Section 16(a) of the Securities Exchange Act of 1934 following effectiveness of our registration statement on Form 10-SB on or about June 12, 2000.

         There are individuals who were directors, officers or beneficial owners of 10% or more of any class of equity securities during 2003 and who, therefore, were required to file initial reports of stock ownership on Form 3. We believe that none of such individuals filed an initial report of stock ownership on Form 3 within 10 days after becoming subject to such reporting obligation under
Section 16(a) of the Securities Exchange Act. The table also sets forth the delinquent filings of reports of changes in beneficial ownership on Form 4 during 2003, to the best of our knowledge:

                                                                Number of          Number of
 Reporting Person      Position and Dates During 2003        Required Forms 4    Transactions
 ----------------      ------------------------------        ----------------    ------------
David J. Simon         Chairman of the Board (Jan - Dec)           1                   1
                       Executive Officer (Aug - Dec)
Bernard F. McHale      Director (Jan - Dec)                        --                  --
                       Executive Officer (Jan - Dec)
                       Principal Stockholder (Jan - Dec)
Richard Neale          Director (Jan - Jun)                        1                   1
Hiram Willis           Executive Officer (Feb - Aug)               --                  --

         To the best of our knowledge, no officer, director or beneficial owner has filed a Form 5 as a remedial filing, nor have there been any Form 5 filings from any of the above-mentioned individuals for any other disclosure purpose.


Code of Ethics

         Due to its limited operations, the Company has not yet adopted a Code of Ethics.

                         ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

         The following table shows the compensation paid or accrued by us for the last three fiscal years for each person serving as our chief executive officer during 2003. No other executive officer or other person received annual salary and bonus of $100,000 or more during 2003. Accordingly, the summary compensation table does not include compensation of any other executive officer or other person:

                                                                                          Long Term Compensation
                                                                          ------------------------------------------------------
                                       Annual Compensation                          Awards                     Payouts
                            -----------------------------------------               ------                     -------

                                                            Other         Restricted      Securities                  All Other
                            Year                            Annual          Stock         Underlying      LTIP        Compen-
Name and                    Ended                           Compen-         Awards        Options/       Payouts      sation
Principal Position          Dec 31   Salary($)   Bonus($)   sation($)      (shares)       SARs(#)          ($)          ($)
------------------          ------   ---------   --------   ---------      --------       -------          ---          ---
David J. Simon              2003      $150,000   $     --   $       --            --             --      $     --      $      --
 President (CEO)(1)         2002      $150,000   $     --   $       --            --     15,007,813      $     --      $      --
                            2001      $150,000   $     --   $    6,128(2)         --      2,055,000      $     --      $      --


Bernard F. McHale.          2003      $120,000   $     --   $       --            --             --      $     --      $      --
 President (CEO)(3)         2002      $     --   $     --   $       --            --             --      $     --      $      --
                            2001      $     --   $     --   $       --            --             --      $     --      $      --

Hiram Willis                2003      $     --   $     --   $       --     2,735,484             --      $     --      $      --
 President (CEO)(4)         2002      $     --   $     --   $       --            --             --      $     --      $      --
                            2001      $     --   $     --   $       --            --             --      $     --      $      --



-----------------
(1) Served as chief executive officer from August-December 2003, as well as in previous periods. On July 31, 2002, Mr. Simon agreed to defer payment of $90,625 in previously accrued salary until such time as we have sufficient funds. Further, $45,250 and $75,000 of the compensation to Mr. Simon in 2001 and 2000, respectively, was deferred and paid through the issuance in 2001 of options to purchase 2,055,000 shares at $0.10 per share.
(2)  Consists of health insurance premiums paid by us.
(3)  Served as chief executive office during January 2003.
(4)  Served as chief executive officer during February-August 2003.

Employment and other Agreements

         Mr. Simon was paid a salary of $150,000 per year under an employment agreement beginning August 2002 that provides for 40% of Mr. Simon's pay to be deferred until we are financially able to pay the full amount and possible conversion of unpaid amounts into stock options at $0.05 per share at the election of Mr. Simon. Under the agreement we granted Mr. Simon options to purchase 12,000,000 shares of stock at $0.05 per share payable by a non-recourse note and agreed to pay Mr. Simon up to his base salary in the event of involuntary termination without cause or in the event of a change of control after which Mr. Simon does not continue his employment, defined to include a merger or consolidation in which an entity acquires in excess of 20% of the Company, a sale of all or substantially all of our assets, and other events.

         Mr. McHale was engaged under a 12-month agreement beginning August 1, 2002 to serve as chief financial officer at $120,000 per year. The agreement allows us to defer paying the consulting fees if we do not have available funds to pay the amount. To date, all of such consulting fees due Mr. McHale have been accrued by us, but not paid. Mr. McHale's contract allows for possible conversion of unpaid amounts into stock at $0.05 per share at his election.

         Mr. Willis was engaged under a 12-month contractor agreement beginning February 1, 2003 to serve as chief executive officer at $20,000 per month payable as $8,000 cash and the remainder in stock options at $0.05 per share. The cash payments were to be made as the company's cash flow permitted. Any payments outstanding over 30 days could be converted at the option of the contractor into options at $0.05 per share.

Option Grants in 2003

         During 2003 no options were granted to any of the executive officers named in the summary compensation table above.

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

         The following table sets forth information with respect to the exercise/exercisability of options and stock appreciation rights during the last completed fiscal year by the executive officers named in the above summary compensation table and the fiscal year-end values of unexercised options and stock appreciation rights:

        (a)              (b)                 (c)                  (d)                          (e)
                                                              Number of
                                                              Securities
                                                              Underlying              Value of Unexercised
                                                              Unexercised                 In-the-Money
                                                              Options/SARs             Options/SARs at FY
                                                              at FY End (#)                 End ($)
                    Shares Acquired   Value Realized ($)      Exercisable/                Exercisable/
Name                on Exercise (#)                           Unexercisable               Unexercisable
----                ---------------   ------------------      -------------               -------------
David J. Simon         --                    --               17,062,813/--                   --/--
 President (CEO)


Director Compensation

         During 2003, members of our board of directors who were not employees received no cash compensation for services as a director or for attendance at or participation in meetings. In the year ended December 31, 2003, there were no options issued to board members.

            ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of December 31, 2003, the name, stockholdings and address of each person and of the executives as a group who owns of record, or was known by us to own beneficially, 5% or more of the 160,468,600 shares of common stock then issued and outstanding. Unless otherwise indicated, all shares consist of common stock and all such shares are owned beneficially and of record by the named person or group.

                                                              Amount and Nature
Title of Class   Name and Address of Beneficial Owner      of Beneficial Ownership            Percent of Class (1)
--------------   ------------------------------------      -----------------------            --------------------
Common Stock     David Simon                               3,957,839        Direct
                 2859 East Wasatch Blvd.                  21,161,876 (2)    Options
                 Salt Lake City, UT 84092                 15,403,078        Rights
                                                          40,522,769        Total                    14.3%

Common Stock     Bernard McHale                           24,783,327        Direct
                 7757 Foredawn Dr.                                 -        Options
                 Las Vegas, NV 89123                      24,675,520        Rights
                                                          49,458,847        Total                    17.5%

Common Stock     Airos Group                               9,086,045        Direct
                 482 South Service Road, Suite 103         1,300,000        Options
                 Oakville, Ontario, Canada L6J 2X6                 -        Rights
                                                          10,386,045        Total                     3.7%

Common Stock     Executives as a Group (2 persons)        28,741,166        Direct
                                                          21,161,852        Options
                                                          40,078,598        Rights
                                                          89,981,616        Total                    31.8%

(1) The percent of class is calculated on the basis of the amount of outstanding securities, plus for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, conversion or other rights.

(2) Consists of options to purchase 17,062,813 shares in Mr. Simon's name and 4,099,063 in the name of Elaine Beavon-Simon.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In September 2002 we issued David Simon, an executive officer and director, a secured convertible promissory note for $310,462, with interest at 12%, as evidence of our obligation to repay him un-reimbursed expenses incurred by him on our behalf and cash advances to us. As of December 31, 2003, the outstanding principal balance of such notes, including accrued interest, was convertible into 7,163,078 shares of common stock.

         Prior to becoming a director in May 2002, Bernard F. McHale purchased on the same terms as sold to unaffiliated parties an aggregate of $180,000 in common stock in the year 2000, $145,000 in a convertible promissory note that was converted into stock in the year 2001, and an additional $910,000 in principal amount of Limited Recourse Convertible Promissory Notes in the years 2001-2002, which were converted into the same principal amount of Secured Recourse Convertible Promissory Notes on September 30, 2002. As of December 31, 2003, the outstanding principal balance of such notes, including accrued interest, was convertible into 20,995,520 shares of common stock.

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

                                ITEM 13. EXHIBITS

   (a)   Exhibits:

Exhibit
Number      Title of Document                                                                    Location
---------   --------------------------------------------------------------------------------     ---------------
Item 3.     Articles of Incorporation and ByLaws
---------   --------------------------------------------------------------------------------     ---------------
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

 3.04       Bylaws of SCHIMATIC Cash Transactions Network.com, Inc. dated                        Incorporated by
            January 15, 1999                                                                     Reference(2)

 3.05       Articles of Amendment to Articles of Incorporation of SCHIMATIC Cash                 Incorporated by
            Transactions Network.com, Inc. dated June 30, 1999, filed June 26, 2000              Reference(3)


Item 10.    Material Contracts
---------   --------------------------------------------------------------------------------     ---------------
 10.01      Agreement for Independent Contractor Services with Hiram Willis dated                Incorporated by
            February 26, 2003                                                                    Reference (4)

 10.02      Development Agreement with Airos Group Inc. dated April 1, 2003                      Incorporated by
                                                                                                 Reference (5)

 10.03      Addendum to the Simon Employment Agreement dated July 28, 2003                       Incorporated by
                                                                                                 Reference (6)

 10.04      Addendum to the Beavon Employment Agreement dated July 28, 2003                      Incorporated by
                                                                                                 Reference (6)

 10.05      Employment Agreement with Bernard McHale dated July 28, 2003                         Incorporated by
                                                                                                 Reference (6)

 10.06      Hiram Willis Termination Letter dated August 28, 2003                                This filing

 10.07      Letter agreement dated September 17, 2003, with Thomas Jackson                       Incorporated by
            Performance Management Holdings Inc.                                                 Reference (6)

 10.08      Amendment to Development Agreement with Airos Group, Inc.  dated                     Incorporated by
            November  1, 2003.                                                                   Reference (6)

 10.09      $600,000 promissory note from Airos Group, Inc. to the registrant dated              Incorporated by
            November 1, 2003                                                                     Reference (6)


Item 21.    Subsidiaries of the Registrant
---------   --------------------------------------------------------------------------------     ---------------
 21.01      Schedule of subsidiaries                                                             Incorporated by
                                                                                                 Reference (7)

Item 31.    Section 302 Certifications
---------   --------------------------------------------------------------------------------     ---------------
 31.01      Certification of Chief Executive Officer Pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002                                                           This filing

 31.02      Certification of Chief Financial Officer Pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002                                                           This filing

Item 32     Section 1350 Certifications
---------   --------------------------------------------------------------------------------     ---------------
 32.01      Certification of Chief Executive Officer Pursuant to Section 906 of the              This filing
            Sarbanes-Oxley Act of 2002

 32.02      Certification of Chief Financial Officer Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002                                                           This filing

--------------------------------------
(1) Incorporated by reference from Amendment No. 3 to Form 10-SB/A filed on September 10, 2001.
(2) Incorporated by reference from Amendment No. 2 to Form 10-SB/A filed on April 13, 2000.
(3) Incorporated by reference from Amendment No. 5 to Form 10-SB/A filed on February 14, 2002.
(4) Incorporated by reference from Form 10-QSB for quarter ended March 31, 2003, filed July 23, 2004
(5) Incorporated by reference from Form 10-QSB for quarter ended June 30, 2003, filed July 23, 2004
(6) Incorporated by reference from Form 10-QSB for quarter ended September 30, 2003, filed July 23, 2004
(7) Incorporated by reference from Form 10-KSB for year ended December 31, 2002, filed July 23, 2004


    (b) Reports on Form 8-K:

        (i) Form 8-K filed on May 7, 2003 and incorporated herein by reference, announcing the dismissal of Grassi and Co. CPAs as the independent accountants and announcing the engagement of Markum and Kliegman LLP as the new independent accountants.

                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


         The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2003 and December 31, 2002.

Fee Category                           2003                      2002
--------------------------------------------------------------------------------
Audit Fees                           $52,000                  $139,450
Audit-Related Fees                      $0                       $0
Tax Fees                                $0                       $0
All Other Fees                          $0                       $0

         Audit Fees consists of fees for professional services provided by our principal accountants for the audit of the Company's annual financial statement and reviews of the quarterly financial statements included in the Company's statutory and regulatory filings.

         The Company does not have an Audit Committee, therefore, there is no Audit Committee policy with respect to pre-approval of audit and non-audit services of independent auditors. All services provided by our principal accountant are performed in accordance with a written engagement letter between us and the principal accountant. The Company approves all professional services undertaken by the principal accountant prior to their execution.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below on the registrant and in the capacities and on the dates indicated.

                              SCHIMATIC Cash Transactions Network.com, Inc.


Dated:  January 29, 2008      /s/ Miki Radivojsa
                              ---------------------------------------
                              Miki Radivojsa, President and
                              Chief Executive Officer


Dated:  January 29, 2008      /s/ Bernard F. McHale
                              ---------------------------------------
                              Bernard F. McHale
                              Treasurer (Chief Financial Officer)

PART II - FINANCIAL STATEMENTS

Item 7. SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
        (A Development Stage Enterprise)

                                   FORM 10-KSB




                  SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
                        (A Development Stage Enterprise)

                        CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 2003 AND 2002

      Together With Report of Independent Registered Public Accounting Firm

                        (Amounts expressed in US Dollars)




                                TABLE OF CONTENTS


  Report of Independent Registered Public Accounting Firm                 F-1

  Consolidated Balance Sheets as of December 31, 2003 and 2002            F-2

  Consolidated Statements of Operations for the years ended
         December 31, 2003 and 2002                                       F-3

  Consolidated Statements of Changes in Stockholders' Deficiency
  for the Period from Inception (February 26, 1997)
        through December 31, 2003                                     F-4 - F-13

  Consolidated Statements of Cash Flows for the years ended
         December 31, 2003 and 2002                                  F-14 - F-15

  Notes to Consolidated Financial Statements                         F-16 - F-44

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS
TORONTO o MONTREAL


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

     To the Board of Directors and Shareholders of Schimatic Cash Transactions Network.Com, Inc.
     (A Development Stage Enterprise)

     We have audited the accompanying consolidated balance sheet of Schimatic Cash Transactions Network.Com, Inc. (the "Company") (a development stage enterprise) as at December 31, 2003 and the related consolidated statements of operations, cash flows and shareholders' deficiency for the year ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the company as of December 31, 2002 and for the period from February 26, 1997 (Date of Inception) through December 31, 2002, were audited by other auditors, whose reports, dated August 31, 2003 and August 28, 2001, expressed unqualified opinions on those statements and included explanatory paragraphs regarding the Company's ability to continue as a going concern. The consolidated financial statements reflect cumulative total assets of $29,808 as of December 31, 2002 and cumulative expenses of $63,805,403 for the period from inception to December 31, 2002. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to the cumulative financial information from inception to December 31, 2002, is based solely on the reports of the other auditors.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, based on our audit and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Schimatic Cash Transactions Network.Com, Inc. as of December 31, 2003, and the results of its operations and its cash flows for the year ended December 31, 2003 and for the period from inception to December 31, 2003 in accordance with generally accepted accounting principles in the United States of America.

     The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in the development stage, and has incurred net losses since inception. Additionally, the Company has a net working capital deficiency and shareholders' deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                 "SCHWARTZ LEVITSKY FELDMAN LLP"

     Toronto, Ontario, Canada                              Chartered Accountants
     September 24, 2007                              Licensed Public Accountants

           |  1167 Caledonia Road
           |  Toronto, Ontario M6A 2X1
           |  Tel:  416 785 5353
           |  Fax:  416 785 5663

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets
As of December 31, 2003 and 2002
(Amounts expressed in US Dollars)

                                                                              2003                  2002
                                                                                $                     $
                                       ASSETS
                                       ------
CURRENT ASSETS:
  Cash                                                                         42,570                  1,316
  Prepaid Expenses and other                                                   24,885                    827
                                                                          -----------            -----------
      TOTAL CURRENT ASSETS                                                     67,455                  2,143
    PATENTS - at cost, net (note 3)                                                 -                 27,665
                                                                          -----------            -----------
      TOTAL ASSETS                                                             67,455                 29,808
                                                                          ===========            ===========
               LIABILITIES AND SHAREHOLDERS' DEFICIENCY
               ----------------------------------------
CURRENT LIABILITIES:
  Accounts payable - Vendor                                                 1,455,000              1,200,600
  Accounts payable - other                                                  2,603,400              1,641,281
  Accrued wages and payroll taxes (note 14)                                 1,361,408              1,445,360
  Deferred compensation (note 8)                                            1,216,686                680,125
  Loans - CEO America (note 7)                                                150,000                150,000
  Amounts owed to employees and officers (notes 4 and 5)                      783,777                376,707
  Short term loans (note 13)                                                  124,315                      -
  Convertible notes payable (including amounts owed to officers
  $1,220,462 (note 6))                                                      2,701,316                      -
                                                                          -----------            -----------
      TOTAL CURRENT LIABILITIES                                            10,395,902              5,494,073
 CONVERTIBLE NOTES PAYABLE (including amounts owed to officers
  $1,220,462 (note 6))                                                              -              2,507,816
                                                                          -----------            -----------
      TOTAL LIABILITIES                                                    10,395,902              8,001,889
                                                                          -----------            -----------
COMMITMENTS AND CONTINGENCIES (notes 14, 15, 19 and 20)

SHAREHOLDERS' DEFICIENCY (note 10):
  Common stock - $.001 par value; 200,000,000 shares
    authorized; 160,468,600 shares issued and outstanding                     160,469                140,291
                (2002: 140,290,514)
  Additional paid-in capital                                               57,026,926             55,748,366
  Common stock subscription receivable                                       (525,000)               (32,639)
  Common stock subscribed                                                     600,000                      -
  Deferred compensation                                                             -                (22,696)
  Deficit accumulated during the development stage                        (67,590,842)           (63,805,403)
                                                                          -----------            -----------
      TOTAL SHAREHOLDERS' DEFICIENCY                                      (10,328,447)            (7,972,081)
                                                                          -----------            -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                           67,455                 29,808
                                                                          ===========            ===========

        The accompanying notes are an integral part of these consolidated financial statements.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations
Years Ended December 31, 2003 and 2002 and the Period from Inception (February 26, 1997) to December 31, 2003
(Amounts expressed in US Dollars)

                                                                                                 For the Period
                                                                 For the Years Ended             From Inception
                                                                    December 31,              (February 26, 1997)
                                                             --------------------------       Through December 31,
                                                                2003            2002                  2003
                                                                ----            ----                  ----
                                                                  $               $                     $
EXPENSES:
  Selling, general and administrative                          2,258,565      3,500,505           55,172,838
  Depreciation and amortization                                        -          3,347              365,010
  Write-off of common stock subscription
    receivable                                                    32,639        103,991            2,125,000
  Loss on impairment of intangible assets                         27,665              -              703,211
  Interest expense                                             1,466,570      4,130,900            8,293,573
                                                             -----------    -----------          -----------
      TOTAL EXPENSES                                           3,785,439      7,738,743           66,659,632
                                                             -----------    -----------          -----------
LOSS BEFORE EXTRAORDINARY ITEM                                (3,785,439)    (7,738,743)         (66,659,632)

EXTRAORDINARY ITEM - LOSS ON
  EXTINGUISHMENT OF DEBT                                               -               -            (931,210)
                                                             -----------    ------------        ------------
NET LOSS                                                     $(3,785,439)   $(7,738,743)        $(67,590,842)
                                                             ===========    ============        ============
NET LOSS PER SHARE, BASIC AND DILUTED                             $(0.03)        $(0.07)
                                                                  ======         ======
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING, BASIC AND DILUTED                             151,308,986    113,532,261
                                                             ===========    ===========

COMPREHENSIVE LOSS
The components of comprehensive loss are as follows:

Net loss                                                     $(3,785,439)   $(7,738,743)
Other comprehensive income (loss) Foreign currency
Translation                                                            -              -
Comprehensive Loss                                           $(3,785,439)   $(7,738,743)

              The accompanying notes are an integral part of these consolidated financial statements.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through December 31, 2003 (Amounts expressed in US dollars)

                                                                                                              Deficit
                                                Common Stock                                              Accumulated
                                                                                        Common             During the
                                             Number           Additional  Common Stock   Stock  Deferred     Develop-
                                                 of              Paid-in  Subscription   to be   Compen-         ment
                                             Shares   Amount     Capital    Receivable  Issued    sation        Stage       Total
Balance - February 26, 1997 (Inception)           -  $    -   $        -   $       -         -         -   $        -    $        -

  Issuance of common stock for cash:
     ($1.32 per share, March)                35,676      36       46,964           -         -         -            -        47,000
     ($0.92 per share, April)                10,032      10        9,207           -         -         -            -         9,217
     ($0.75 per share, June)                 28,085      28       20,972           -         -         -            -        21,000
     ($0.71 per share, July)                452,223     452      322,434           -         -         -            -       322,886
     ($0.69 per share, August)              695,447     695      477,005           -         -         -            -       477,700
     ($0.68 per share, September)            42,128      42       28,487           -         -         -            -        28,529
     ($0.81 per share, November)             32,715      33       26,517           -         -         -            -        26,550
  Issuance of common stock for legal,
  financial, development and
  administrative services
     ($1.32 per share, March)                   759       1          999           -         -         -            -         1,000
     ($0.92 per share, April)               379,528     380      349,620           -         -         -            -       350,000
     ($0.92 per share, May)              12,870,501  12,871   11,811,512           -         -         -            -    11,824,383
     ($0.71 per share, July)              3,779,301   3,779    2,684,854           -         -         -            -     2,688,633
     ($0.69 per share, August)            1,479,869   1,480    1,012,322           -         -         -            -     1,013,802
     ($0.68 per share, September)           263,471     263      178,162           -         -         -            -       178,425
     ($0.81 per share, November)             74,957      75       61,150           -         -         -            -        61,225
     Net loss                                     -       -            -           -         -         -  (17,349,205)  (17,349,205)

     Balance - December 31, 1997         20,144,692  20,145   17,030,205           0         0         0  (17,349,205)     (298,855)

  Issuance of common stock for cash:
     ($2.63 per share, January)              94,882      95      249,905           -         -         -            -       250,000
     ($0.87 per share, February)            108,469     108       94,342           -         -         -            -        94,450

                       The accompanying notes are an integral part of these consolidated financial statements.



SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through December 31, 2003
(Amounts expressed in US dollars)

     ($0.69 per share, March)               176,131      176     122,094           -         -          -            -      122,270
     ($0.70 per share, April)               206,944      207     144,026           -         -          -            -      144,233
     ($0.67 per share, May)                 471,374      471     317,029           -         -          -            -      317,500
     ($2.45 per share, June)                 26,567       27      64,973           -         -          -            -       65,000
     ($1.24 per share, July)                 19,356       19      23,981           -         -          -            -       24,000
     ($2.63 per share, August)                1,898        2       4,998           -         -          -            -        5,000
     ($0.68 per share, September)           284,393      284     194,383           -         -          -            -      194,667
     ($0.66 per share, October)              68,315       68      44,932           -         -          -            -       45,000
     ($0.65 per share, November)            523,935      524     338,874           -         -          -            -      339,398
     ($0.66 per share, December)             37,953       38      24,962           -         -          -            -       25,000
Issuance of common stock for notes
     ($0.69 per share, July)              1,897,639    1,898   1,298,102  (1,300,000)        -          -            -            -
Issuance of common stock for legal,
financial, development and
administrative services:
     ($0.69 per share, March)                 3,795        4       2,631           -         -          -            -        2,635
     ($0.70 per share, April)                67,708       68      47,122           -         -          -            -       47,190
     ($0.67 per share, May)                 340,057      340     228,710           -         -          -            -      229,050
     ($2.45 per share, June)                379,528      380     928,191           -         -          -            -      928,571
     ($1.24 per share, July)                815,985      816   1,010,949           -         -          -            -    1,011,765
     ($0.68 per share, September)           152,388      152     104,158           -         -          -            -      104,310
     ($0.66 per share, October)              15,181       15       9,985           -         -          -            -       10,000
     ($0.65 per share, November)             51,616       52      33,384           -         -          -            -       33,436
     Net loss                                     -        -           -           -         -          -   (5,448,335)  (5,448,335)

     Balance - December 31, 1998         25,888,806   25,889  22,317,936  (1,300,000)        0          0  (22,797,540)  (1,753,715)

Issuance of common stock in exchange     18,597,792   18,597     777,516           -         -          -                    796,113
Issuance of common stock for cash:
     ($0.66 per share, January)             713,512      713     469,287           -         -          -                   470,000
     ($0.68 per share, February)            129,799      130      87,870           -         -          -                    88,000
     ($0.66 per share, March)               151,811      152      99,848           -         -          -                   100,000
     ($0.68 per share, April)               179,137      179     120,821           -         -          -                   121,000
     ($0.66 per share, May)                  38,712       39      25,461           -         -          -                    25,500

                       The accompanying notes are an integral part of these consolidated financial statements.



SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through December 31, 2003
(Amounts expressed in US dollars)

     ($0.23 per share, July)              1,009,905    1,010      232,874          -         -        -                     233,884
     ($0.66 per share, September)           325,557      325      214,124          -         -        -                     214,449
Issuance of common stock for:
Computer services ($2.34 per share,
September)                                   11,357       11      26,572           -         -        -                      26,583

Shareholder's loan ($2.75 per share,
November)                                   175,000      175     481,075           -         -        -                     481,250

Investment in real estate joint venture
     ($1.00 per share, December)            420,000      420     419,580           -   114,000        -       (114,000)     420,000

Issuance of common stock for notes
     ($1.32 per share, July)                759,056      759     999,241  (1,000,000)        -        -

Issuance of common stock for software
($0.66 per share, August)                   174,583      175     114,825           -                                         115,00
Issuance of common stock for legal,
  financial, development and
  administrative services:
     ($0.68 per share, February)          1,968,326    1,968   1,332,506           -                                      1,334,474
     ($0.68 per share, April)             1,913,579    1,914   1,290,633           -                                      1,292,547
     ($0.66 per share, May)                  57,157       57      37,593           -                                         37,650
     ($0.66 per share, September)         1,500,860    1,501     986,242           -                                        987,743
Net loss                                          -        -           -           -                        (7,894,949)  (7,894,949)

BALANCE - December 31, 1999              54,014,949   54,014  30,034,004  (2,300,000)  114,000        0    (30,806,489)  (2,904,471)

Issuance of common stock for cash:
     ($0.60 and $1.00 per share, January)   120,733      121      82,320           -         -        -              -       82,441
     ($0.60 and $1.00 per share, February)  653,466      653     399,427           -         -        -              -      400,080
     ($0.60 and $1.00 per share, March)     508,567      508     413,393           -         -        -              -      413,901
     ($0.60 and $1.00 per share, April)     512,081      512     355,138           -         -        -              -      355,650
     ($0.60 per share, May)                 475,834      476     285,024           -         -        -              -      285,500
     ($0.21 and $0.60 per share, June)      761,667      762     132,838           -         -        -              -      133,600
     ($0.21 per share, July)                160,000      160      95,840           -         -        -              -       96,000
     ($0.60 per share, August)              108,667      109      65,091           -         -        -              -       65,200

                       The accompanying notes are an integral part of these consolidated financial statements.



SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through December 31, 2003
(Amounts expressed in US dollars)

     ($0.40 per share, September)           110,062      110      43,915           -         -        -              -       44,025
     ($0.40 per share, October)              25,000       25       9,975           -         -        -              -       10,000
     ($0.40 per share, November)            100,000      100      39,900           -         -        -              -       40,000
Issuance of common stock for cash
  received in 1999
     ($0.54 per share, January)             211,669      212     113,788           -  (114,000)                      -
Issuance of common stock for debt
  and interest:
     ($1.50 per share, April)             1,122,918    1,123   1,683,254           -         -        -              -    1,684,377
     ($0.60 per share, October)               2,632        3       1,576           -         -        -              -        1,579
     ($0.43 per share, November)             55,814       56      23,944           -         -        -              -       24,000
     ($0.40 per share, December)             77,083       77      30,756           -         -        -              -       30,833
Issuance of common stock for
  financial and development services:
     ($2.66 per share, February)             22,768       23      60,449           -         -        -              -       60,472
     ($2.50 per share, March)               139,988      140     349,830           -         -        -              -      349,970
     ($1.97 per share, April)                28,527       29      56,066           -         -        -              -       56,095
     ($1.43 per share, May)                   3,000        3       4,287           -         -        -              -        4,290
     ($1.94 per share, June)                 90,700       91     175,485           -         -        -              -      175,576
     ($1.42 per share, July)                 28,640       29      40,642           -         -        -              -       40,671
     ($0.98 per share, August)               16,114       16      15,842           -         -        -              -       15,858
     ($0.66 per share, September)            40,067       40      26,398           -         -        -              -       26,438
     ($0.64 per share, October)              58,397       58      37,278           -         -        -              -       37,336
     ($0.40 per share, November)             21,155       21       8,441           -         -        -              -        8,462
Issuance of common stock for legal
services
     ($0.35 per share, November)            500,000      500     174,500           -         -        -              -      175,000
Issuance of common stock for investment
  in Real estate joint venture:
     ($2.00 per share, March)                28,432       28      56,836           -         -        -              -       56,864
     ($0.33 per share, October)             101,975      102      33,550           -         -        -              -       33,652
Issuance of common stock to IC One
  shareholders, January                     119,905      120        (120)          -         -        -              -
Cancellation of shares of common stock
  issued in exchange, January              (286,267)    (286)        286           -         -        -              -

                       The accompanying notes are an integral part of these consolidated financial statements.



SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through December 31, 2003
(Amounts expressed in US dollars)

Issuance of common stock for equipment
     ($1.00 per share, January)               8,000        8       7,992           -         -       -              -         8,000
Issuance of common stock to settle
  CardOne potential claims
     ($1.05 per share, August)              294,180      294     308,595           -         -       -              -       308,889
     Stock option compensation:
     January                                      -        -      29,588           -         -       -              -        29,588
     February                                     -        -      29,588           -         -       -              -        29,588
     March                                        -        -      29,588           -         -       -              -        29,588
     April                                        -        -     407,476           -         -       -              -       407,476
     May                                          -        -     815,726           -         -       -              -       815,726
     June                                         -        -     109,334           -         -       -              -       109,334
     July                                         -        -     109,335           -         -       -              -       109,335
     August                                       -        -     109,335           -         -       -              -       109,335
     September                                    -        -   1,599,960           -         -       -              -     1,599,960
     October                                      -        -     109,335           -         -       -              -       109,335
     November                                     -        -     109,335           -         -       -              -       109,335
     December                                     -        -     109,335           -         -       -              -       109,335
     Net loss                                     -        -           -           -         -       -    (10,485,935)  (10,485,935)

BALANCE,  December  31, 2000             60,236,723   60,237  38,734,475  (2,300,000)        0       0    (41,292,424)   (4,797,712)

Issuance of common stock for financial,
development and administrative services:
     ($0.25 per share, February)             21,386       21       5,326           -                                          5,347
     ($0.22 per share, March)               622,916      623     141,075           -                                        141,698
     ($0.15 per share, April)               402,210      402      58,017           -                                         58,419
     ($0.18 per share, May)                  55,000       55       9,570           -                                          9,625
     ($0.19 per share, June)                 62,115       62      11,740           -                                         11,802
     ($0.19 per share, July)              1,101,580    1,102     204,601           -                                        205,703
     ($0.16 per share, August)              270,047      270      44,118           -                                         44,388
     ($0.13 per share, September)            68,348       68       9,134           -                                          9,202
     ($0.20 per share, October)             286,406      287      57,717           -                                         58,004
     ($0.20 per share, November)            308,189      308      59,789           -                                         60,097
     ($0.23 per share, December)            395,400      395      89,297           -                                         89,692

                       The accompanying notes are an integral part of these consolidated financial statements.



SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through December 31, 2003
(Amounts expressed in US dollars)

Cancellation of common stock issued for
  financial services
     ($1.50 per share, December)            (55,000)     (55)    (82,445)          -                                       (82,500)
 Issuance of common stock for
  directors' fees
     ($1.29 per share, March)               335,000      335     432,365           -                                        432,700
Adjustment to issuance of common stock:
     February                                76,527       77         (77)          -
     October                                 35,655       36         (36)          -
Settlement of subscription notes
receivable:
     July                                         -        -           -   1,225,000                                      1,225,000
     December                                     -        -           -      75,000                                         75,000
Issuance of common stock for debt:
     ($0.02 per share, October)           1,385,710    1,386      23,614           -                                         25,000
     ($2.74 per share, November)            105,128      105     287,895           -                                        288,000
Issuance of common stock for interest:
     ($0.18 per share, January)             400,000      400      73,134           -                                         73,534
     ($0.18 per share, February)            400,000      400      73,133           -                                         73,533
     ($0.18 per share, March)               419,394      419      76,314           -                                         76,733
     ($0.21 per share, April)               548,160      548     113,652           -                                        114,200
     ($0.21 per share, May)                 559,589      560     115,640           -                                        116,200
     ($0.20 per share, June)                835,145      835     164,965           -                                        165,800
     ($0.15 per share, July)              1,459,568    1,460     222,340           -                                        223,800
     $0.15 per share, August)             1,677,982    1,678     253,792           -                                        255,470
     ($0.15 per share, September)         1,793,356    1,793     268,677           -                                        270,470
     ($0.15 per share, October)           1,335,406    1,335     304,473           -                                        305,808
     ($0.19 per share, November)          1,709,659    1,710     323,125           -                                        324,835
     ($0.63 per share, December)            339,398      339     180,273           -                                        180,612
  Valuation adjustment for
  collateralized shares                           -        -           -     863,370                                        863,370
  Adjustment for variable
     option accounting                            -        -      55,160           -                                         55,160
  Adjustment to issuance of
     common stock for stock
     options, August                        (24,000)     (24)         24           -
Loans payable - shareholder, at
     $0.13 per share, July                1,992,187    1,992     253,008           -                                        255,000
Stock options granted for wages, July             -        -     919,197           -                                        919,197

                       The accompanying notes are an integral part of these consolidated financial statements.



SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through December 31, 2003
(Amounts expressed in US dollars)

Issuance of additional stock for
  sale of common stock for cash in
  2000, December                            250,000      250        (250)          -
     Stock option compensation:
     January                                      -        -     360,757           -                                        360,757
     February                                     -        -     333,674           -                                        333,674
     March                                        -        -     326,903           -                                        326,903
     April                                        -        -     316,732           -                                        316,732
     May                                          -        -     316,732           -                                        316,732
     June                                         -        -     316,732           -                                        316,732
     July                                         -        -   3,477,119           -                                      3,477,119
     August                                       -        -     316,731           -                                        316,731
     September                                    -        -     324,131           -                                        324,131
  Issuance of common stock to Card One:
     ($0.21 per share, July)              3,341,974    3,342     698,473           -                                        701,815
     ($0.16 per share, August)            3,944,986    3,945     627,253           -                                        631,198
     ($0.12 per share, September)             8,060        8         959           -                                            967
     Net loss                                     -        -           -           -                     (14,774,236)   (14,774,236)

BALANCE,  December 31, 2001              86,704,204   86,704  50,899,028    (136,630)        0       0   (56,066,660)    (5,217,558)

     Issuance of common stock for debt:
     ($0.37 per share, May)                 114,308      114      41,723           -         -                     -         41,837
     ($0.37 per share, July)                 18,180       18       6,636           -         -                     -          6,654
     ($0.37 per share, September)            24,645       25       8,995           -         -                     -          9,020
     Issuance of common stock for
     interest:
     ($0.12 per share, January)           3,679,936    3,680     419,513           -         -                     -        423,193
     ($0.11 per share, February)          3,947,206    3,947     430,245           -         -                     -        434,192
     ($0.12 per share, March)             3,690,397    3,690     439,157           -         -                     -        442,847
     ($0.06 per share, April)             7,380,795    7,381     435,467           -         -                     -        442,848
     ($0.08 per share, May)               5,094,311    5,094     427,922           -         -                     -        433,016
     ($0.08 per share, June)              5,273,031    5,273     427,116           -         -                     -        432,389
     ($0.06 per share, July)              7,848,393    7,849     423,812           -         -                     -        431,661
     ($0.08 per share, August)            5,743,000    5,743     424,982           -         -                     -        430,725

                       The accompanying notes are an integral part of these consolidated financial statements.



SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through December 31, 2003
(Amounts expressed in US dollars)

($0.07 per share, September)              6,759,204    6,759     422,299           -        -                     -         429,058
($0.07 per share, October)                  140,000      140       8,960           -        -                     -           9,100
($0.08 per share, November)                 113,750      114       8,986           -        -                     -           9,100
($0.04 per share, December                  211,628      212       8,889           -        -                     -           9,101
Issuance of common stock for
financial, development and
administrative services:
($0.19 per share, March)                    200,000      200      37,800           -        -                     -          38,000
($0.08 per share, July)                     200,000      200      16,040           -        -                     -          16,240
($0.18 per share, August)                   452,429      453      79,225           -        -                     -          79,678
($0.06 per share, September)                120,000      120       7,440           -        -                     -           7,560
($0.07 per share, November)               1,263,242    1,263      80,847           -        -                     -          82,110
($0.05 per share, December)                 480,000      480      21,120           -        -                     -          21,600
($0.06 per share, December)                 700,000      700      41,800           -        -                     -          42,500
Cancellation of common stock issued
for directors' fees:
($1.29 per share, April)                   (110,000)    (110)   (141,790)          -        -                     -        (141,900)
($1.29 per share, June)                     (75,000)     (75)    (96,675)          -        -                     -         (96,750)
Compensation for consultants                      -              328,665           -        -                     -         328,665
Accrued compensation converted                    -              145,000           -        -                     -         145,000
into options
Stock option compensation:
March                                             -              233,579           -        -  (22,919)           -         210,660
April                                             -                  790           -        -                     -             790
May                                               -                  790           -        -                     -             790
June                                              -                  791           -        -                     -             791
July                                              -               72,479           -        -                     -          72,479
August                                            -                7,712           -        -                     -           7,712
September                                         -               15,680           -        -                     -          15,680
October                                           -                  790           -        -                     -             790
November                                          -                  790           -        -                     -             790
December                                          -               37,650           -        -   (6,890)           -          30,760
Amortization of deferred option
compensation:
January                                           -                    -                                          -
February                                          -                    -                                          -
                       The accompanying notes are an integral part of these consolidated financial statements.



SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through December 31, 2003
(Amounts expressed in US dollars)

     March                                        -                    -           -                                -
     April                                        -                    -           -                790             -           790
     May                                          -                    -           -                790             -           790
     June                                         -                    -           -                791             -           791
     July                                         -                    -           -                790             -           790
     August                                       -                    -           -                790             -           790
     September                                    -                    -           -                791             -           791
     October                                      -                    -           -                790             -           790
     November                                     -                    -           -                790             -           790
     December                                     -                    -           -                791             -           791
     Valuation adjustment for
     collateralized shares                        -                          103,991                                        103,991
     Shares issued for settlements:
     ($0.08 per share, September)           286,267      286      22,615           -                  -             -        22,901
     ($0.05 per share, December)             30,588       31       1,498           -                  -             -         1,529
     Net loss                                     -                    -           -                  -    (7,738,743)   (7,738,743)

     BALANCE,  December 31, 2002        140,290,514  140,291  55,748,366     (32,639)           (22,696)  (63,805,403)   (7,972,081)

     Issuance of stock for services
     rendered:

     ($0.05 per share, February)          1,530,588    1,530      75,030                                                     76,560
     ($0.05 per share, March)               500,000      500      24,500                                                     25,000
     ($0.05 per share, June)                466,378      466      22,853                                                     23,319
     ($0.05 per share, October)               7,050        7         345                                                        352
     ($0.05 per share, November)          5,002,144    5,002     245,105                                                    250,107
     ($0.05 per share, December)            240,916      241      11,805                                                     12,046
     ($0.06 per share, December)            700,000      700      41,300                                                     42,000
Issuance of stock in lieu of
  interest payments:
     ($0.05 per share, March)             1,625,792    1,626      84,541                                                     86,167
     ($0.05 per share, December)         12,206,425   12,207     627,387                                                    639,594
     Issuance of stock for cash:            250,000      250      24,750                                                     25,000

     Common stock subscribed                                                (525,000) 600,000                                75,000
Issuance of stock for settlement
  of debt:
     ($0.05 per share, November)            389,052      389      19,065                                                     19,454

                       The accompanying notes are an integral part of these consolidated financial statements.



SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through December 31, 2003
(Amounts expressed in US dollars)

     ($0.05 per share, December)            400,000      400      19,600                                                     20,000
     Stock option compensation:
     April                                                         6,512                                                      6,512
     May                                                           4,130                                                      4,130
     June                                                          4,510                                                      4,510
     July                                                          3,347                                                      3,347
     August                                                       11,201                                                     11,201
     September                                                    12,608                                                     12,608
     October                                                      13,021                                                     13,021
     November                                                      6,866                                                      6,866
     December                                                     16,944                                                     16,944
     Amortization of deferred option
     compensation:                                                                             22,696                        22,696
     Net Stock cancellation              (3,140,259)  (3,140)      3,140                                                          -
     adjustment                                                               32,639                                         32,639
     Write-off of stock subscription                                                                      (3,785,439)    (3,785,439)
     receivable
     Net Loss

     BALANCE, December 31, 2003         160,468,600  160,469  57,026,926    (525,000) 600,000       -    (67,590,842)   (10,328,447)


                       The accompanying notes are an integral part of these consolidated financial statements.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Statement of Cash Flows
Years Ended December 31, 2003 and 2002 and Period from Inception (February 26,
1997) through December 31, 2003 (Amounts expressed in US Dollars)

                                                                                                   For the Period
                                                                    For the Years Ended            From Inception
                                                                        December 31,               (February 26, 1997)
                                                                        ------------               Through December 31,
                                                                   2003                2002               2003
                                                               ---------------------------------------------------------
                                                                    $                   $                    $
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        (3,785,439)           (7,738,743)          (67,590,842)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                                            -                 3,347               365,010
Stock option compensation                                           79,139               677,019            10,413,605
Adjustment for variable accounting of options                                                                   55,160
Amortization of deferred option compensation                        22,696                     -                22,696
Common stock issued for services
and compensation                                                   468,838               287,688            24,685,021
Common stock issued for interest expense                           725,761             3,927,230             6,954,815
Common stock issued to settle CardOne
claims                                                                                    24,430             1,667,299
Common stock issued for directors' fees                                                 (238,650)              432,700
Write-off of common stock subscription
receivable                                                          32,639               103,991             2,125,000
(Gain) loss on extinguishment of debt                                                          -               931,210
Loss on impairment of assets                                        27,665                     -               703,211
Changes in current assets and liabilities:
Prepaid Expenses and other                                         (24,058)                 (827)                5,133
Accounts payable and accrued expenses                            1,669,128             2,274,801             9,139,442

                                                               ---------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                             (783,631)             (679,714)          (10,090,540)
                                                               ---------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                                                          -              (347,349)
Acquisition of patents                                                                         -               (46,854)
Investment in real estate joint venture                                                        -               (36,515)

                                                               ---------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                                          -              (430,718)
                                                               ---------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) loans payable -
shareholders                                                       124,315              (243,571)              379,315
Loans - CEO America                                                                      150,000               150,000
Proceeds from notes payable                                        193,500               583,140             3,446,827
Proceeds from common stock subscription
received                                                            75,000                     -               250,000
Sales of common stock                                               25,000                     -             5,754,815
Amounts owed to employees and officers                             407,070               175,801               582,871

                                                               ---------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          824,885               665,370            10,563,828
                                                               ---------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                     41,254               (14,344)               42,570

CASH AT BEGINNING OF PERIOD                                          1,316                15,660                     -

                                                               ---------------------------------------------------------
CASH AT END OF PERIOD                                               42,570                 1,316                42,570
                                                               ---------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Statement of Cash Flows
Years Ended December 31, 2003 and 2002 and Period from Inception (February 26,
1997) through December 31, 2003
(Amounts expressed in US Dollars)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------
                                                                                                    For the Period
                                                                For the Years Ended                 From Inception
                                                                   December 31,                  (February 26, 1997)
                                                                   ------------                  Through December 31,
                                                               2003              2002                   2003
                                                               ----              ----                   ----
  Cash paid during the year for:
    Interest                                                $          -       $           -         $        -
                                                            ============       =============         ==========

NON-CASH FINANCING AND INVESTING ACTIVITIES:
------------------------------------------------

Issuance of common stock for debt                           $      39,454      $       57,511        $  659,965
                                                            =============      ==============        ==========

Stock options granted for accrued wages                     $                  $      145,000        $1,064,197
                                                            =============      ==============        ==========

Issuance of common stock for interest                       $     725,761      $    3,927,230        $6,954,815
                                                            =============      ==============        ==========

Issuance of common stock for investment in
  real estate joint venture                                 $           -      $            -        $  510,516
                                                            =============      ==============        ==========

Issuance of common stock for equipment                      $           -      $            -        $    8,000
                                                            =============      ==============        ==========

Issuance of common stock for IC One, Inc.                   $           -      $            -        $   34,929
                                                            =============      ==============        ==========

Issuance of common stock for shareholder's
  loan                                                      $           -      $            -        $  405,000
                                                            =============      ==============        ==========

Issuance of common stock for software                       $           -      $            -        $  115,000
                                                            =============      ==============        ==========

Issuance of common stock for notes receivable               $           -      $            -        $2,300,000
                                                            =============      ==============        ==========
(Cancellation) issuance of common stock for
  directors' fees                                           $           -      $     (238,650)       $  194,050
                                                            =============      ==============        ==========

The accompanying notes are an integral part of these consolidated financial statements.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Amounts expressed in US Dollars)


NOTE 1- THE COMPANY

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

In September 1999, the Company acquired all of the outstanding shares of IC One, Inc. (IC One). The exchange was accounted for as a reverse acquisition since the former shareholders and members of the IC One owned a majority of the outstanding common stock of the Company after the transaction. Accordingly, the combination of IC One and the Company was recorded as a recapitalization of IC One, pursuant to which IC One was treated, as the acquirer for accounting purposes and the historical financial statements presented are those of IC One from its inception on February 26, 1997.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
----------------

The accompanying financial statements have been prepared according to United States Generally Accepted Accounting Principles. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise and has incurred net losses of $67,590,842 since inception. Additionally, the Company had a net working capital deficiency of $10,328,447 and a total shareholders' deficiency of $10,328,447 at December 31, 2003. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management expects to incur additional losses for the foreseeable future and recognizes the need to raise capital through the future issuance of stock and/or

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Amounts expressed in US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern (Continued)
---------------------

debentures in order to develop a viable business. The Company continues to implement cost-cutting measures. It may also rely increasingly on strategic alliances with others who will assume responsibility for financing specific required development tasks, thus, reducing the Company's financial requirements for the exploitation of its intellectual properties.

As of December 31, 2003, current liabilities are substantially past due. In the event demands are made upon the Company which cannot be met and the associated creditors successfully pursue action against the Company, the Company could be exposed to additional costs of legal fees, interest or penalties, and may be forced to take other defensive actions, including filing for bankruptcy.

The Company has been able to finance its operations primarily by raising capital through the private placement of common stock and the issuance of convertible debt.

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, IC One and Smart Chip Technologies, LLC. All significant inter-company balances and transactions have been eliminated in consolidation.

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Amounts expressed in US Dollars)


Research and Development Costs
------------------------------

Research and development expenditures are charged to expense as incurred, unless such costs are expected to be reimbursed. The Company capitalizes costs related to acquired technologies that have achieved technological feasibility and have alternative uses. Research and development expenses totaled approximately $457,594 and $1,800,000 for the years ended December 31, 2003 and 2002, respectively.

Property and Equipment
----------------------

Property and equipment are recorded at cost. Expenditures for major additions and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Depreciation of property and equipment is computed by straight-line method over the assets estimated lives. Leasehold improvements are amortized over the lesser of the lease term or the assets' useful lives. Upon sale or retirement of plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations. Prior to January 1, 2003, the assets were fully depreciated.

Intangible Assets
-----------------

Intellectual property is recorded at cost less impairment write down. Impairment tests are performed at least once a year and when conditions indicating possible impairment exist, Intellectual property is written down if the carrying amount exceeds the fair value or if significant doubt exists with respect to recoverability. During the year ended December 31, 2003, Patents were written down to nil value.

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

The Company has elected to continue to follow the accounting guidance provided

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Amounts expressed in US Dollars)

Stock-Based Compensation-Cont'd
-------------------------------
by APB 25, as permitted for stock-based compensation relative to the Company's employees. Stock and options granted to other parties in connection with providing goods and services to the Company are accounted for under the fair value method as prescribed by SFAS 123.

In December 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS Statement No. 123". This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. We have adopted the increased disclosure requirements of SFAS No. 148 for the fiscal year ended December 31, 2003.

The additional disclosures required by SFAS No. 148 are as follows:

                                                                        For Years Ended December 31,
                                                                         2003                  2002
                                                                         ----                  ----
Net loss attributable to common stockholders,
  as reported                                                        $(3,785,439)          $(7,738,743)

Add:  Stock-based compensation expense included
        in reported net income, net of related
        tax effect                                                        79,139               677,019

Less:  Total stock-based compensation expense
        determined under the Black-Scholes fair value-based
        method for all awards *                                         (179,028)             (684,652)
                                                                     -----------          ------------
Proforma net loss attributable to common
  stockholders                                                       $(3,885,328)          $(7,746,376)
                                                                     ===========          ============
Basic and diluted net loss attributable to common stockholders:
    As reported                                                           $(0.03)               $(0.07)
                                                                         ======                 ======
    Proforma                                                              $(0.03)               $(0.07)

* The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for stock options granted during the years 2003 and 2002: annual dividends of $0; expected volatility range of 108.23% to 221.67% for 2003 and 154% for 2002, respectively; risk-free interest rate of 2.5% and 2.93%; and expected life of five to ten years.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Amounts expressed in US Dollars)

Income Taxes
------------

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

Loss per Common Share
---------------------
Basic and diluted loss per share has been calculated based upon the weighted average number of common shares outstanding, excluding 759,056 subscribed shares, 30,116,134 shares discussed in Note 7 and the 2,100,000 shares discussed in Note 12, and excludes any potentially dilutive securities. Stock options and convertible notes have been excluded as common stock equivalents in the computation of diluted loss per share since the results would be anti-dilutive. Obligations to issue additional shares, which could potentially dilute earnings per share, were approximately 122,560,000 at December 31, 2003.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The main areas of estimates include the calculation of stock based compensation, accrued liabilities and valuation allowance

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments consist primarily of cash, notes payable and accounts payable and accrued expenses, which approximate fair value because of their short maturities. The Company's notes payable approximate the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2003.

Comprehensive Income (Loss)
----------------------------
The Company has adopted SFAS No. 130 Reporting Comprehensive Income (Loss). This standard requires companies to disclose comprehensive income in their consolidated financial statements. In addition to items included in net income, comprehensive income includes items currently charged or credited directly to stockholders' equity, such as foreign currency translation adjustments.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Amounts expressed in US Dollars)

Impairment of Long - Lived Assets
---------------------------------

The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered.

Recent Pronouncements
----------------------
SFAS 151 - Inventory Costs--an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The company believes that this standard would not have a material impact on its financial position, results of operations or cash flows.

SFAS 152 - Accounting for Real Estate Time-Sharing Transactions -- an amendment of FASB Statements No. 66 and 67 This Statement amends FASB Statement No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, Accounting for Real Estate Time-Sharing Transactions. This Statement also amends FASB Statement No. 67, Accounting for Costs and Initial Rental Operations of Real Estate Projects, to state that the guidance for (a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005. The company believes that this standard would not have a material impact on its financial position, results of operations or cash flows.


SFAS 153 - Exchanges of Non-monetary Assets -- an amendment of APB Opinion No.
29. The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The company believes that this standard would not have a material impact on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R revises FASB Statement No. 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). SFAS 123R is effective for non-small business issuers for all interim periods beginning after June 15, 2005. SFAS 123R is effective for small business issuers for all interim periods beginning after December 15, 2005. As such, the Company is required to adopt these provisions commencing January 1, 2006. The Company is currently evaluating the impact of SFAS 123R on its consolidated financial statements.

Financial Accounting Standards Board ("FASB") Statement No. 154 Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3

This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Amounts expressed in US Dollars)

Recent Pronouncements- Cont'd
----------------------

This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error.This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle.This Statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of prefer ability. FASB Statement No. 154 is effective for fiscal years beginning after December 15, 2005.

In February 2006, the FASB issued SAFS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS is an amendment to SFAS 133 and 140. SFAS 155 improves financial reporting by eliminating the exception from applying SFAS 133 to interest in securitized financial assets so similar instruments are accounted for similarly regardless of the form of instruments. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have an impact on its financial position or results of operation.


In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position and operations.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Amounts expressed in US Dollars)

Recent Pronouncements- Cont'd
----------------------

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position and operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements, however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning November 1, 2008. The Company is currently reviewing the effect, if any, SFAS 157 will have on its financial position and operations.

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 (Topic 1N), "Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, "Accounting Changes and Error Corrections." Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years' historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year's beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for the Company would be its fiscal year beginning November 1, 2007. The implementation of SAB No. 108 is not expected to have a material impact on the Company's results of operations and financial condition.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Amounts expressed in US Dollars)

Recent Pronouncements- Cont'd
----------------------

In February 2007, the FASB issued SFAS No. 159 ("SFAS 159") - the fair value option for financial assets and liabilities including in amendment of SFAS 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair value measurements. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.

Cash and Cash Equivalents
-------------------------
The Company considers all short-term highly liquid investments with a maturity date of three months or less to be cash equivalents.

NOTE 3 - PATENTS


                                                                      Amount         Amount
                                                                      ------         ------
                                                                      2003             2002
     Patents                                                        $ 46,854          46,854
     Less: Accumulated amortization & Impairment loss recognized     (46,854)        (19,189)
                                                                    --------        --------
                                                                    $    Nil        $ 27,665
                                                                    ========        ========

Amount recognized as impairment of patents during the year is $ 27,665 (2002 - $
Nil).

Amortization expense charged to operations in 2003 and 2002 was $ Nil and $ 3,347 respectively.

NOTE 4 - AMOUNTS OWED TO OFFICERS

Loans payable to officers are non-interest bearing advances made on behalf of the Company that are unsecured and payable on demand.

NOTE 5 - AMOUNTS OWED TO EMPLOYEES

Amounts owed to employees are non-interest bearing advances made on behalf of the Company that are unsecured and payable on demand.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Amounts expressed in US Dollars)

NOTE 6 - CONVERTIBLE NOTES PAYABLE


At December 31, 2003, secured convertible notes payable of $ 2,701,316 (2002: $ 2,507,816) bear interest at a rate of 12% annually and are secured by Company's intellectual property. The notes mature at various dates extending through September 2004. In a letter to Note holders on December 30, 2004, the Company advised all note holders that there had been a technical delay in conversion to Common Stock, and that notes would be extended on a month-by-month basis until resolution. The issue was resolved on November 30, 2006 when the number of authorized shares was increased.

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

At December 31, 2003, these notes are convertible into 54,026,320 shares of common stock (2002: 50,156,325).

NOTE 7 - LOANS PAYABLE - CEO AMERICA

On May 17, 2002, the Company signed an agreement with CEO America, a wholly-owned subsidiary of Consumer Economic Opportunities, whereby CEO America agreed to pay an initial $150,000 to the Company and a second payment of $350,000 on June 20, 2002 for ownership of the SCTN Patents with exclusive rights for use of the patents being retained by SCTN. The agreement was to include a 20% equity swap of the two companies. On June 4, 2002, the Company placed title to the patents in escrow. In connection with the agreement, the Company placed in escrow a certificate for 30,116,134 shares of SCTN common stock as collateral. On July 2, 2002, CEO had not delivered the balance of the money, nor had they complied with any other conditions of the escrow agreement. The patent title and stock certificate were to remain in escrow pending either repayment of the original $150,000 to CEO, or until the matter is settled. The shares of common stock deposited in escrow were not considered to have been issued or outstanding, and on April 19, 2005 the share certificate for 30,116,134 shares was cancelled. The $150,000 received from CEO America is recorded as a non-interest bearing liability.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Amounts expressed in US Dollars)


NOTE 8 - DEFERRED COMPENSATION

In July 2002, various consultants, who were owed fees and/or other compensation, signed deferred payment/compensation stock option agreements. The deferred compensation agreements allow the holders to defer payment of their owed compensation by electing to receive cash, common stock or stock options in accordance with the terms of their agreements.

At December 31, 2003, deferred compensation, if the holders so elect, is convertible into stock options totaling 13,381,250 shares (2002:6,801,250 shares) of common stock which are potentially dilutive to earnings per share.

NOTE 9 - INCOME TAXES

At December 31, 2003, the Company has available unused net operating loss carryovers of approximately $56,000,000 that may be applied against future taxable income and expire at various dates through 2023. The Company has a deferred tax asset arising from such net operating loss deductions and has recorded a valuation allowance for the full amount of such deferred tax asset since the likelihood of realization of the tax benefits cannot be determined. These losses may be subject to substantial limitations as a result of IRC
Section 382 rules governing changes in control.

Further, the Company has not filed any federal, state or local income or franchise tax returns for the years ended December 31, 2003, 2002 and 2001. Such failure may have a material adverse effect on the amount of any net operating loss carry forwards and may subject the Company to fines.

     Deferred tax asset:                              2003             2002

       Net operating loss carry forward           $ 22,600,000     $ 21,400,000
       Valuation allowance                         (22,600,000)     (21,400,000)
                                                  ------------     ------------

           Net Deferred Tax Asset                 $          -     $          -
                                                  ============     ============

For the year ended December 31, 2003, the valuation allowance increased approximately $1,200,000.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Amounts expressed in US Dollars)

NOTE 10 - SHAREHOLDERS' DEFICIENCY

Equity Transactions
-------------------
2003
----
During 2003, the Company issued 23,318,345 shares and cancelled a net of 3,140,259 shares. These issuances and cancellations were transacted as follows:

During the first quarter of 2003, the Company issued 2,030,588 shares to consultants for services rendered and 1,625,792 shares in lieu of interest payments to convertible noteholders.
During the second quarter of 2003, the Company issued 466,378 shares to consultants for services rendered. During the fourth quarter of 2003, the Company issued 5,950,110 shares to consultants for services rendered, 12,206,425 shares in lieu of interest payments, 789,052 shares for settlement of debt and 250,000 common shares for cash.
As an initiative of the new corporate management, the Company reconciled its shares issuances with its transfer agent as of December 31, 2003 and showed a net cancellation of 3,140,259 shares issued in the prior years. These cancellations are shown as an offset to Additional Paid in Capital on the books of the Company.

2002
----
During 2002, the Company issued 50,038,784 shares of common stock for debt and payment of interest. Included in this total are 157,133 shares of common stock issued in May, July and September of 2002, which were valued at $57,511 for the conversion of convertible notes payable into common stock. In addition, the Company issued 49,881,651 shares of common stock valued at $3,927,230 as payment for interest due on convertible notes.

During 2002, the Company issued 3,415,671 shares of common stock valued at $287,688 for financial, development and administrative services. In addition, 185,000 shares of common stock originally issued in 2001 for accrued director fees and valued at $238,650, were cancelled.

During 2002, the Company issued 316,855 shares of common stock valued at $24,430 for legal settlements.

As of December 31, 2002, 759,056 shares of common stock are subscribed for through the execution of non-recourse promissory notes totaling $1,000,000 and are due no later than June 30, 2005. Such promissory notes are collateralized by the same shares, which were issued against these non-recourse promissory notes and provide that holders of the notes are required to repay the notes from proceeds received from the sale of such common stock. If a note is not repaid at or before maturity on June 30, 2005, the subject shares would be returned to the

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Amounts expressed in US Dollars)

Equity Transactions-Cont'd
--------------------------

Company. Accordingly, subscription receivable is decreased to the fair market value of the common stock collateralizing these notes. As a result of the decrease in market price of such shares, the Company has recorded a valuation allowance of $103,991 and $863,370 as of December 31, 2002 and 2001, respectively, against such subscription receivable.


Authorized Shares
-----------------
As at December 31, 2003, the Company is authorized to issue 200,000,000 shares of common stock. At December 31, 2003, the Company had common stock shares outstanding of 160,468,600 and an additional 122,560,569 shares issuable upon the conversion of stock options, convertible debt and deferred compensation. As a result, the Company would exceed the authorized amount by 83,029,169. The Company would be required to seek shareholder approval to increase the shares authorized limits in order to satisfy its potential conversion of dilutive securities.

As an alternative, the Company may purchase shares of common stock in the open market, or seek to repay the indebtedness in lieu of conversion.

Effective November 29, 2006, the Board of Directors of the Company approved amendments to the Articles of Incorporation to adopt an increase in the capital stock of the Company's common stock from 200,000,000 to 500,000,000 shares (Refer subsequent events).

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

The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for stock options granted during the years 2003 and 2002: annual dividends of $0; expected volatility range of 99.58% to 260.45% for 2003 and 154% for 2002, respectively; risk-free interest rate of 2.5% and 2.93%; and expected life of five to ten years. The estimated weighted - average fair values of stock options granted to employees, officers and directors during the year 2003 and 2002 was approximately $.07 and $.05 respectively.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Amounts expressed in US Dollars)


NOTE 11 - STOCK OPTION PLAN-Cont'd

                                                        Stock Options
                                                        -------------
                                                                Weighted
                                                                Average
                                                                Exercise
                                                    Shares       Price
                                                    ------       -----
     Outstanding at December 31, 2001             26,047,929        0.23
       Granted                                    19,203,546        0.06
       Exercised                                           -           -
       Cancelled                                  (1,456,666)      (0.48)
                                                 -----------    --------
     Outstanding at December 31, 2002             43,794,809    $   0.09
       Granted*                                    3,430,490    $   0.07
       Exercised                                           -           -
       Cancelled                                           -           -
     Outstanding at December 31, 2003             47,225,299    $   0.09

The following table summarizes the Company's stock options outstanding and exercisable at December 31, 2003:

                                       Options Outstanding                          Options Exercisable
                                       -------------------                          -------------------
                                            Weighted
                                             Average        Weighted                               Weighted
                                            Remaining       Average                                Average
  Range of Exercise          Number        Contractual      Exercise                Number         Exercise
       Prices             Outstanding         Life           Price                Exercisable        Price
       ------             -----------         ----           -----                -----------        -----
                         (In Thousands)     (In Years)                         (In Thousands)
$0.00 - $0.23                 43,545           4.67          $0.08                  41,900           $0.08
$0.48 - $0.49                  3,347           7.65          $0.48                   2,064           $0.48
$0.64 - $0.80                    333           7.34          $0.64                     222           $0.64
                              ------                                                ------
                              47,225                                                44,186
                              ======                                               =======

The market price of the 3,430,490 stock options granted in 2003 ranged from $0.05 to $0.17.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Amounts expressed in US Dollars)


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

In June 2001, the Company reached a settlement and agreed to reduce the balance of accounts payable to them by $770,000, to $1,200,000. The agreement resulted in an extraordinary gain from settlement of $770,000. The agreement also calls for the return to the Company of 2,100,000 shares of common stock placed in escrow as collateral for the obligation. The agreement permits the Company to repay the remaining amount over a period of time as long as fifteen months, starting no later than September 30, 2001. The amounts expected to be repaid will increase from $70,000 per month in September 2001 to $90,000 per month through December 2002. During 2001, the Company made two of the four payments due in 2001 which totaled to $140,000. The unpaid balance is $1,455,000, including accrued interest charges of $395,000, as of December 31, 2003. In December 2003, the Company received certificates for the return of all of the 2,100,000 shares of common stock which were then cancelled.

NOTE 13 - SHORT TERM LOANS

These short term loans and advances are non-interest bearing and were converted to stock in January of 2004.

NOTE 14 - LITIGATION AND SETTLEMENT OF CLAIMS

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Amounts expressed in US Dollars)


NOTE 14 - LITIGATION AND SETTLEMENT OF CLAIMS-Cont'd

The Company is in default in its obligations under this agreement. Upon the expiration of the lease, an amended judgment of $222,765 (a provision has been provided for in the financial statements at December 31, 2003) was entered to reflect the additional unpaid rent, interest and attorney's fees.


Grish vs. Schimatic Cash Transactions Network.com a/b/a Smart Chip Technologies, Inc. f/k/a IC One, Inc.
--------------------------------------------------------------------------------

On September 18, 2001, we were served with a summons and complaint for an action filed by Marilyn Grish in the Third Judicial District Court, Salt Lake County, Utah, for breach of an independent contractor's contract and seeking unspecified damages. On October 12, 2001, the Company filed an answer and a counterclaim against Ms. Grish and intended to defend this matter vigorously. Ms. Grish had taken no further action in this case and the court indicated that, unless Ms. Grish certified she was ready for trial by August 4, 2004, the case would be dismissed. Accordingly, the case was dismissed on August 4, 2004.


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


Sandra Lueck vs. Schimatic Cash Transactions Network.com, Inc. d/b/a Smart Chip Technologies, Smart Chip Technologies L.L.C., and IC One, Inc.
--------------------------------------------------------------------------------

On August 16, 2002, Sandra Lueck initiated an action against the Company for unpaid wages, interest, costs and attorney's fees. On October 31, 2002, judgment

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Amounts expressed in US Dollars)

NOTE 14 - LITIGATION AND SETTLEMENT OF CLAIMS-Cont'd

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


Greg Morrison vs. Smart Chip Technologies, L.L.C.
------------------------------------------------

On April 4, 2003, Greg Morrison initiated an action against the Company in the Third Judicial District Court for Salt Lake County, Utah for unpaid wages in the amount of $7,948, unpaid reimbursement expenses totaling $11,868, interest on those amounts from the date of termination, court costs and attorney's fees. The Company agreed to pay Mr. Morrison a total of $7,500 to resolve this matter. The Company's final payment under this agreement was made prior to July 31, 2004, and this matter has be dismissed.


PR Newswire Association, Inc. vs. Smart Chip Technologies, L.L.C.
-----------------------------------------------------------------

On May 21, 2003, PR Newswire Association, Inc. initiated an action against the Company in the Superior Court of New Jersey, Hudson County for unpaid amounts owed for services provided in the amount of approximately $4,000. On July 18, 2003, a judgement was entered against the Company (a provision of $4,000 has been provided for in the financial statements at December 31, 2003). The Company is currently in default of the judgement and would be liable to pay interest from the date of judgement until paid in full.

James E. Biorge
---------------

The Company is reviewing, with the advice of legal counsel, whether the Company has legal claims that may be asserted against James E. Biorge, a founder and officer and director of IC One at the time it was acquired in September 1999. At the time of such acquisition, the Company set aside in a special trust approximately 7.8 million shares of common stock to be used to resolve claims that may be asserted against IC One by persons claiming an interest in or claim against IC One as a successor-in-interest to the assets, operations and liabilities of CardOne, which Mr. Biorge had also been instrumental in founding

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Amounts expressed in US Dollars)

NOTE 14 - LITIGATION AND SETTLEMENT OF CLAIMS (Continued) and which had been involved in the initial development of the intellectual properties subsequently acquired by IC One before IC One was acquired by us. The Company believes that all or a portion of the 7.8 million shares then reserved to satisfy such claims, all of which have subsequently been used for such purpose, should properly be the responsibility of Mr. Biorge. On the basis of our previous assertion that the Company may make such a claim against Mr. Biorge and perhaps other reasons not known to the Company, Mr. Biorge has refused to accept certificates for 11,503,138 shares of Company's common stock to which he would have been entitled to receive in exchange for his stock in IC One.

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Amounts expressed in US Dollars)

NOTE 15 - PAYROLL TAXES

Internal Revenue Service
------------------------

The Company's wholly owned subsidiary, IC One, Inc., has received notification from the Internal Revenue Service that IC One has an unpaid liability for employment taxes and amounts withheld from employees' wages for the periods from July 1, 1999, through September 30, 2001. IC One erroneously filed an employer tax report for the quarter ended September 30, 2001, even though it did not have any employees and paid no payroll after June 30, 2001. Accordingly, IC One was not required to make federal tax deposits for the periods after June 30, 2001. The Internal Revenue Service has filed tax liens against the Company with respect to such amounts outstanding. As of December 31, 2003, the aggregate amount owed by IC One, together with applicable penalties and interest, for the period from July 1, 1999, through June 30, 2001, was approximately $1,224,000. The Company is attempting to negotiate with the Internal Revenue Service regarding payment of the amounts owed by IC One.

The total amount of unpaid employment taxes owed by the Company was approximately $1,224,000 (including interest and penalties of approximately $220,000). The Company continues to work with the Internal Revenue Service via the appeals process to resolve its outstanding liability. The Company does not believe that the liability will hinder the progress of the Company.


Utah State Tax Commission
-------------------------

The State of Utah has filed tax liens against the Company of approximately $53,000 as of December 31, 2003, for unpaid employee withholding taxes and related amounts.

California Employment Development Corporation
---------------------------------------------

The State of California has filed tax liens against the Company for unpaid employee withholding taxes and related amounts aggregating approximately $65,000 as of December 31, 2003.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Amounts expressed in US Dollars)

NOTE 15 - PAYROLL TAXES-Cont'd

Nebraska Department of Revenue
------------------------------

The State of Nebraska has filed tax liens against the Company for unpaid employee withholding taxes and related amounts aggregating approximately $5,000 as of December 31, 2003. On June 26, 2007, the Company paid its tax obligation to the State of Nebraska in full.

NOTE 16 - Strategic Alliances

The Company has established strategic alliances to market its products and services. Refer Note 21 - Subsequent Events for licensing agreements signed with Retention Management Group, Inc. and Phoenix Technology Holdings, Inc.

NOTE 17 - Employment Agreements

As of December 31, 2003, the Company was obligated under two employment agreements with certain officers. Compensation under the agreements include annual salaries approximately $284,000.

NOTE 18 - RELATED PARTY TRANSACTIONS

As of December 31, 2003 and 2002 the Company is liable to executive officers and directors for secured convertible promissory notes for $1,220,462, with interest at 12%. Interest on such notes accrued approximates $150,000 for 2003 (2002:
$150,000). These notes were assigned to Phoenix Technology Holdings Inc. in April 2006 (see Note 21 - Subsequent Events) Also during 2003, a director maintained a current account with the Company to assist the Company meet its operating expenses. As of December 31, 2003, there was a payable of $19,000 approximately to this director.

NOTE 19 - LEASE COMMITMENT

The Company leased office space under an operating lease, which expired in 2003. The Company now rents its principal executive offices at Las Vegas, Nevada on a month-to-month basis, for combined rent of $12,000 per year.

NOTE 20 - DELISTING AND LATE FILINGS

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Amounts expressed in US Dollars)


NOTE 21-SUBSEQUENT EVENTS

A)   Subsequent issue of common shares:

On January 13, 2004 the Company issued 2,586,310 common shares in exchange for cash. The shares were issued at $0.05.

On January 13, 2004 the Company issued 150,000 and 200,000 common shares in exchange for services valued at $15,000 and $30,000, respectively. The shares were issued at $0.10 and $0.15 respectively.

On January 29, 2004 the Company issued 250,000 common shares in exchange for cash. The shares were issued at $0.30.

On February 24, 2004 the Company issued 62,500 commons shares in exchange for cash. The shares were issued at $0.08.

On February 27, 2004 the Company issued 280,419 and 175,841 common shares for interest payments of $36,454.43 and $29,013.83, respectively. The shares were issued at $0.13 and $0.17, respectively.

On February 27, 2004 the Company issued 83,333 common shares in exchange for cash. The shares were issued at $0.30.

On August 10, 2004 the Company issued 689,655 common shares in exchange for services valued at $100,000. The shares were issued at $0.15.

On August 23, 2004 the Company issued 500,000 common shares in exchange for services valued at $40,000. The shares were issued at $0.08.

On November 22, 2004 the Company issued 66,667, 11,111, 90,000 and 100,000 common shares in exchange for cash. The shares were issued at $0.06, $0.09, $0.09 and $0.07, respectively.

On February 1, 2005 the Company issued 250,000 common shares in exchange for services valued at $12,500. The shares were issued at $0.05.

On March 29, 2005 the Company issued 439,905 common shares in exchange for cash. The shares were issued at $0.07.

On April 8, 2005, the Company issued 100,000 common shares in exchange for cash. The shares were issued at $0.07

On April 28, 2005 the Company issued 100,000 common shares in exchange for cash. The shares were issued at $0.09.

On May 4, 2005 the Company issued 248,000, 23,571, 142,857, 125,000, 47,968,
150,000 and 1,000,000 common shares in exchange for cash. The shares were issued at $0.05, $0.06, $0.07, $0.08, $0.09, $0.12 and $0.30 respectively.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Amounts expressed in US Dollars)

NOTE 21-SUBSEQUENT EVENTS-Cont'd

A)   Subsequent issue of common shares-Cont'd:

On May 4, 2005 the Company issued 1,050 common shares in exchange for past services valued at $52.50. The shares were issued at $0.05.

On May 4, 2005, the Company issued 22,934,690 common shares for interest payments of $1,884,829.40. The shares were issued at $0.08.

On May 4, 2005, the Company issued 13,450 common shares in exchange for cash. The shares were issued at $0.07.


On June 2, 2005, the Company issued 62,500 common shares in exchange for cash. The shares were issued at $0.08.

On June 6, 2005, the Company issued 800,000 common shares in exchange for cash. The shares were issued at $0.05.

On June 15, 2005, the Company issued 100,000 and 50,000 common shares in exchange for cash. The shares were issued at $0.05 and $0.09, respectively.

On June 15, 2005, the Company issued 100,000 common shares in exchange for services valued at $5,000. The shares were issued at $0.05.

On July 9, 2005, the Company issued 200,000 common shares in exchange for cash. The shares were issued at $0.05.

On July 21, 2005, the Company issued 200,000 common shares in exchange for cash. The shares were valued at $0.05.

On September 14, 2005, the Company issued 58,413 common shares in exchange for cash. The shares were valued at $ $0.06.

On October 31, 2005, the Company issued 323,494 common shares in exchange for cash. The shares were valued at $ $0.05

On December 1, 2005, the Company issued 88,669 common shares in exchange for services valued at $5,320.14. The shares were valued at $0.06.

On February 13, 2006, the Company issued 2,000,000 common shares in exchange for past services valued at $100,000. The shares were issued at $0.05.

On July 14, 2006, the Company issued 200,000 common shares in exchange for past services valued at $10,000. The shares were issued at $0.05.

On August 18, 2006, the Company issued 1,000,000 common shares in exchange for past services valued at $70,000. The shares were issued at $0.07.

On December 15, 2006, the Company issued 3,000,000 common shares in exchange for services valued at $150,000. The shares were issued at $0.05.

On December 15, 2006, the Company issued 709,687 common shares in exchange for past services valued at $49,678. The shares were issued at $0.07.

On December 16, 2006, the Company issued 1,153,333 common shares in exchange for past services valued at $55,418. The shares were issued at $0.05.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Amounts expressed in US Dollars)

NOTE 21-SUBSEQUENT EVENTS-Cont'd

A)   Subsequent issue of common shares-Cont'd:

On December 20, 2006, the Company issued 540,000, 1,307,080, 4,000,000 and
2,054,079 common shares in exchange for past services valued at $54,000, $59,584, $280,000 and $102,704, respectively. The shares were issued at $0.10, $0.05, $0.07 and $0.05, respectively.

On January 30, 2007, the Company issued 5,850,000 common shares for past services valued at $292,500. The shares were issued at $0.05.

On January 30, 2007, the Company issued 1,500,000, 83,333 and 94,716,005 common shares in exchange for services, cash and interest. The shares were issued at $0.05.

On February 5, 2007, the Company issued 2,123,208 common shares to convert secured notes valued at $107,333. The shares were issued at $0.05.

On February 8, 2007, the Company issued 615,091 common shares to convert secured notes valued at $30,793.75. The shares were issued at $0.05.

On February 21, 2007, the Company issued 6,400,000 common shares in exchange for past services valued at $448,000. The shares were issued at $0.07.

On March 21, 2007, the Company issued 21,000,000 and 800,000 common shares in exchange for past services valued at $1,260,000 and $56,000, respectively. The shares were issued at $0.06 and $0.07, respectively.

On March 26, 2007, the Company issued 5,565,000 and 540,000 common shares for past services valued at $ 278,250.00 and $54,000, respectively. The shares were issued at $0.05 and $0.10, respectively.

On May 17, 2007, the Company issued 1,500,000 and 2,578,125 common shares for cash and past services, respectively valued at $75,000.00 and $135,000, respectively. The shares were issued at $0.05.

On May 30, 2007, the Company issued 500,000 and 48,521 common shares for cash and past services, respectively valued at $25,000.00 and $2,426, respectively. The shares were issued at $0.05.

On June 1, 2007, the Company issued 1,000,000 common shares in exchange for cash valued at $50,000.00. The shares were issued at $0.05.

On June 11, 2007, the Company issued 400,000 common shares in exchange for cash valued at $20,000.00. The shares were issued at $0.05.

On June 12, 2007, the Company issued 100,324,827 common shares to convert secured notes valued at $5,016,241. The shares were issued at $0.05.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Amounts expressed in US Dollars)

NOTE 21-SUBSEQUENT EVENTS-Cont'd

A)   Subsequent issue of common shares-Cont'd:

On June 13, 2007, the Company issued 1,129,874 common shares for past services valued at $56,494. The shares were issued at $0.05.

On June 17, 2007, the Company issued 516,048 common shares to convert secured notes valued at $25,802. The shares were issued at $0.05.

On June 28, 2007, the Company issued 400,300 common shares for past services valued at $ 20,015. The shares were issued at $0.05.

On July 1, 2007, the Company issued 6,000,000 common shares for past services valued at $300,000. The shares were issued at $0.05.

On July 9, 2007, the Company issued 306,908 common shares in exchange for cash valued at $58,000.00. The shares were issued at $0.19.

On July 11, 2007, the Company issued 6,500,000 common shares for past services valued at $400,646. The shares were issued at $0.06.

On July 20, 2007, the Company issued 8,661,648 common shares for past services valued at $432,542. The shares were issued at $0.05.

On August 2, 2007, the Company issued 63,742,180 common shares to convert secured notes valued at 3,187,164. The shares were valued at $0.05.


B)   Options:

On January 31, 2004, the Company issued 100,000 options at a strike price of $0.13 for services rendered.

On February 28, 2004, the Company issued 100,000 options at a strike price of $0.16 for services rendered.

On March 31, 2004, the Company issued 100,000 options at a strike price of $0.17 for services rendered.

On April 30, 2004, the Company issued 100,000 options at a strike price of $0.13 for services rendered.

On May 31, 2004, the Company issued 100,000 options at a strike price of $0.114 for services rendered.

On June 30, 2004, the Company issued 100,000 options at a strike price of $0.10 for services rendered.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Amounts expressed in US Dollars)

NOTE 21-SUBSEQUENT EVENTS-Cont'd

B)   Options-Cont'd:

On July 31, 2004, the Company issued 100,000 options at a strike price of $0.105 for services rendered.

On August 31, 2004, the Company issued 100,000 options at a strike price of $0.08 for services rendered.

On September 30, 2004, the Company issued 100,000 options at a strike price of $0.09 for services rendered.

On October 31, 2004, the Company issued 100,000 options at a strike price of $0.072 for services rendered.

On November 30, 2004, the Company issued 100,000 options at a strike price of $0.075 for services rendered.

On December 31, 2004, the Company issued 100,000 options at a strike price of $0.07 for services rendered.

On January 31, 2005, the Company issued 100,000 options at a strike price of $0.065 for services rendered.

On February 28, 2005, the Company issued 100,000 options at a strike price of $0.072 for services rendered.

On March 31, 2005, the Company issued 100,000 options at a strike price of $0.07 for services rendered.

On April 30, 2005, the Company issued 100,000 options at a strike price of $0.05 for services rendered.

On September 19, 2005, the Company cancelled 2,679,167 options that had been issued to a past employee.

On November 30, 2005, the Company cancelled 4,463,303 options that had been issued to a past employee.

On March 3, 2006, the Company cancelled 1,937,333 options that had been issued to a past employee.

On April 3, 2006, the Company cancelled 1,301,667 options that had been issued to a past employee.

On December 15, 2006 and December 16, 2006, the Company cancelled 527,296 and 1,000,000 options, respectively, that had been issued to consulting companies for services rendered.

On March 9, 2007, the Company cancelled 19,161,876 options that had been issued to past employees.

On March 26, 2007 and March 28, 2007, the Company cancelled 2,861,958 and 1,038,615 options, respectively, that had been issued to past employees.

On July 16, 2007 the Company cancelled 4,098,333 options that had been issued to past employees.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Amounts expressed in US Dollars)

NOTE 21-SUBSEQUENT EVENTS-Cont'd


C) Events

Joseph E. Diamond
-----------------

On February 19, 2004, Joseph E. Diamond was appointed Senior Vice-President of Administration and Finance. In addition to these duties, on November 12, 2004 Mr. Diamond was elected CEO of the Company. Mr. Diamond was relieved as CEO of the Company and resigned his previous position on December 16, 2004. On January 26, 2005, Therese Diamond (Mr. Diamond's spouse) filed a complaint against the Company in the Superior Court of California, County of Los Angeles bearing case number LC-070391 and on February 4, 2005 Joseph Diamond filed a complaint against the Company in the Superior Court of California, County of Los Angeles bearing case number LC-070495. On February 3, 2006, the parties entered into a Settlement and Release Agreement which resolved the matters and they were subsequently dismissed by the Courts.

Canadian Patent
---------------

On April 20, 2004, the Canadian Intellectual Property Office granted the Company patent number 2,182,596.


Retention Management Group, Inc.
--------------------------------

On July 25, 2004, the Company entered into a Licensing Agreement with Retention Management Group, Inc.(RMG), a Barbados company, in which RMG was granted a license to market, distribute and sublicense SCTN applications and products. On March 10, 2006, the Company asserted claims against RMG in case no. A518577 filed in the Eighth Judicial District Court of Nevada, Clark County. On May 31, 2006, the Company and RMG entered into a Settlement Agreement and Release. Under the terms of this agreement, the Company agreed to pay RMG $ 90,000, and the Licensing Agreement between the Company and RMG was terminated. Accordingly, case no. A518577 was dismissed by the Court on June 23, 2006.

Marilyn Grish
-------------

On September 18, 2001, we were served with a summons and complaint for an action

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Amounts expressed in US Dollars)


NOTE 21-SUBSEQUENT EVENTS-Cont'd

filed by Marilyn Grish in the Third Judicial District Court, Salt Lake County, Utah, for breach of an independent contractor's contract and seeking unspecified damages. On October 12, 2001, the Company filed an answer and a counterclaim against Ms. Grish and intended to defend this matter vigorously. Ms. Grish had taken no further action in this case and the court indicated that, unless Ms. Grish certified she was ready for trial by August 4, 2004, the case would be dismissed. The case was dismissed on August 4, 2004.


David Simon
-----------

Concurrent with Mr. Diamond being relieved as CEO of the Company on December 16, 2004, David Simon assumed the role of CEO.


Donald W. Mayer
---------------

On June 1, 2005, Donald W. Mayer, an investor in the Company, initiated an action in The Superior Court of the State of Washington, In and For the County of King, case no. 05-2-18115-0-SEA in which the Company was named one of several defendants. On May 13, 2006, the Parties entered into a Settlement Agreement and Release. Accordingly, the Company was dismissed as a defendant in the case.

Miki Radivojsa
--------------

On August 8, 2005, Miki Radivojsa, CEO of Airos Group, the Company's development partner, was elected to the Board of Directors. On August 17, 2005, Mr. Radivojsa was elected Chairman and CEO of the Company, replacing David Simon.

Verlo Howell
------------

On November 30, 2005, Verlo Howell initiated an action against the Company in the Third Judicial District Court for Salt Lake County, Utah, civil no. 05-092-1235 for unpaid wages, interest and attorney costs. Mr. Howell was hired as the Company's Executive Vice-President of Sales and Marketing pursuant to an Employment Agreement dated May 17, 2005. On September 8, 2005, Mr. Howell's employment was terminated with cause by the Company. We intend to assert and pursue offsetting defenses and believe that there is a reasonable possibility that the outcome of any claim, if asserted, would not be unfavorable to us.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Amounts expressed in US Dollars)

NOTE 21-SUBSEQUENT EVENTS-Cont'd

Statute-Barred Accounts Payable
-------------------------------

As of December 31, 2005, certain accounts payable of the Company are Statute-Barred under Utah law from being collected by creditors. However, under US GAAP, the Company still records them as a liability. As of December 31, 2005, the amount is approximately $41,000.

Phoenix Technology Holdings, Inc.
--------------------------------

On April 6, 2006, the Company entered into a License Agreement with Phoenix Technology Holdings Incorporated, a Turks and Caicos Islands company. Under the terms of the agreement, the Company granted Phoenix an exclusive license to use the Company's technology. Also, certain portions of the Company's debt, including a significant portion of the Senior Secured Convertible Notes, unpaid amounts owing to Airos Group for services rendered, and accrued salaries were assumed by Phoenix and ceased accruing additional interest. Further, the agreement provides for Phoenix to loan monies to the Company, at Phoenix's discretion, at the rate of one percent (1%) per month, compounded monthly until paid in full. Any such loan shall be deducted from any payments due by Phoenix under the agreement. In order to maintain exclusivity, the Agreement calls for certain performance targets to be met. As of April 18, 2007, these targets have been met.

Nevada Corporation
------------------

During a special meeting of the Board of Directors on November 30, 2006, the Board voted to approve a resolution to convert the Company from a Florida corporation to a Nevada corporation.

Increase in Authorized Shares
-----------------------------

During a special meeting of the Board of Directors on November 30, 2006, the Board voted to approve a resolution to increase the number of authorized shares to 500,000,000.


Change in Auditors
------------------

During a meeting of the Board of Directors on May 18, 2007, the Board voted to approve a resolution which dismissed Marcum & Kliegman, LLP as the Company's independent registered public accounting firm and engaged Schwartz Levitsky Feldman LLP as the Company's independent registered public accounting firm. The change in independent registered public accounting firms is not the result of any disagreement with Marcum & Kliegman, LLP.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Amounts expressed in US Dollars)

NOTE 21-SUBSEQUENT EVENTS-Cont'd

Elimination of Senior Secured Debt
----------------------------------

In January of 2007, Noteholders which did not elect to assign their debt to Phoenix Technology Holding, Inc. were given the option to receive their principal investment plus accrued interest either in the form of cash or shares in the Company. By June 2007, the last of these repayments were made, and all Senior Secured Notes have been retired.

Increase in Authorized Shares
-----------------------------

During a special meeting of the Board of Directors on July 20, 2007, the Board voted to approve a resolution to increase the number of authorized shares to 600,000,000.

The International Investor
--------------------------

On August 30, 2007, The International Investor, K.S.C.C., a Kuwait-based company, initiated an action in the United States District Court for the District of Nevada, case # 07-CV-1178, in which the Company was named as a co-defendant. The company plans to vigorously defend and counter sue TII for breach of contract, fraud, interference with contractual relations, misappropriation of trade secrets, conversion, unjust enrichment and to seek both compensatory and punitive damages well in excess of $100 million.

Statute-Barred Accounts Payable
-------------------------------

As of September 20, 2007, certain accounts payable of the Company are Statute-Barred under Utah law from being collected by creditors. However, under US GAAP, the Company still records them as a liability. As of September 20, 2007, the amount is approximately $43,000. This amount includes the $41,000 previously Statute-Barred as of December 31, 2005.