Form 10KSB
period 2004-12-31
SCHIMATIC CASH TRANSACTIONS NETWORK COM INC
filed 2008-02-04
CIK 1100772

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

                         Common Stock, Par Value $0.001
                         ------------------------------
                                (Title of Class)

                                       N/A
                                       ---
          (Former name or former address, if changed since last report)

         Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. |_|

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                  Yes |_| No |X|

         State issuer's revenues for its most recent fiscal year. For the fiscal year ended December 31, 2004, revenues were $0.

         State the aggregate market value of the voting and nonvoting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of January 11, 2008, the approximate aggregate market value of the voting and nonvoting common equity held by non-affiliates of the issuer was $22,000,000.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. As of December 31, 2006, issuer had 209,238,182 shares of issued and outstanding common stock, par value $0.001.

DOCUMENTS INCORPORATED BY REFERENCE:

         A description of Documents Incorporated by Reference is contained in
Part III, Item 13 of this Report.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                  SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
                        (A Development Stage Enterprise)


                                                      TABLE OF CONTENTS

Item                                                     Description                                         Pages

Special Introductory Notes........................................................................................1

                                                                Part I
Item 1     Description of Business................................................................................2
Item 2     Description of Property................................................................................4
Item 3     Legal Proceedings......................................................................................5
Item 4     Submission of Matters to a Vote of Security Holders....................................................6

                                                               Part II
Item 5     Market for Common Equity and Related Stockholder Matters...............................................7
Item 6     Management's Discussion and Analysis or Plan of Operation.............................................10
Item 7     Financial Statements..................................................................................13
Item 8     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................13
Item 8A    Controls and Procedures...............................................................................14
Item 8B    Other Information.....................................................................................14

                                                               Part III
Item 9     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
           Exchange Act..........................................................................................15
Item 10    Executive Compensation................................................................................16
Item 11    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters........18
Item 12    Certain Relationships and Related Transactions........................................................19
Item 13    Exhibits and Reports on Form 8-K......................................................................20
Item 14    Controls and Procedures...............................................................................21

           Signatures............................................................................................22

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

Filing of Delinquent Reports

         This delinquent report is filed for the year ended December 31, 2004, and is one of several reports for subsequent periods that we are filing under
Section 13 of the Securities Exchange Act after their respective due dates. The requirement to file the associated quarterly reports for this period has been waived by the Securities and Exchange Commission. The unaudited quarterly data that would normally be included in the required quarterly reports is contained herein, at the end of Item 7 Financial Statements. This report contains information for the period to which this report relates, but does not contain all information covering periods subsequent to the report period. For information covering other periods, please see the applicable reports for such period.

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

         We believe that the retail industry, as well as various other segments, is in the initial stages of adopting smart cards and wireless devices to replace the magnetic stripe cards that have existed in the marketplace for nearly 30 years. As this transition occurs, we believe there is an opportunity to market our loyalty program software to the various organizations that comprise the industry. We anticipate the majority of our revenue will come from marketing our software to the organizations that provide the loyalty system infrastructure as an adjunct to the electronic payments process. This includes banks and other financial institutions, third-party payment processors, card associations, coalition loyalty scheme operators, consultants and other software suppliers. In some cases, we expect that our customers may also include retail merchants or other businesses that wish to sponsor their own loyalty programs.

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

Research and Development Program

         We incurred expenses of approximately $1,900,000 during 2004. The payments for such services were satisfied primarily through the issuance of either stock or stock options.

Competition

         Many of our existing competitors, as well as a number of potential new competitors have longer operating histories, greater name recognition, larger customer bases, and significantly greater financial, technical and marketing resources than we have. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies, and make more attractive offers to potential employees and distribution partners. We believe that we can compete effectively, because we will offer our clients certain capabilities that are protected by our patents that our competition cannot offer without infringing our patents. However, patents can be difficult to defend and there can be no assurance that our competitors will not develop products and services that are equal or superior to ours, or that we can achieve greater market acceptance than our competitors.

Employees

         On December 31, 2004 we had four employees including officers. One was located in the Las Vegas, Nevada Office and three in Salt Lake City, Utah.

                         ITEM 2. DESCRIPTION OF PROPERTY

         We rent our principal executive office located at 330 East Warm Springs Road, Las Vegas, Nevada, 89119 on a month-to-month basis, for rent of approximately $12,000 per year. These facilities are adequate for our foreseeable needs. During 2004 we also had an office located in Salt Lake City, Utah.

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

Greg Morrison

         On April 4, 2003, Greg Morrison initiated an action against Smart Chip Technologies, L.L.C., in the Third Judicial District Court for Salt Lake County, Utah, civil no. 03 090 7550, for unpaid wages in the amount of $7,948, unpaid reimbursement expenses totaling $11,868, interest on those amounts from the date of termination, court costs and attorney's fees. We agreed to pay Mr. Morrison a total of $7,500 to resolve this matter. The Company's final payment under this agreement was made prior to July 31, 2004, and this matter has been dismissed.

PR Newswire Association, Inc. vs. Smart Chip Technologies, L.L.C.

         On May 21, 2003, PR Newswire Association, Inc. initiated an action against the Company in the Superior Court of New Jersey, Hudson County for unpaid amounts owed for services provided in the amount of approximately $4,000. On July 18, 2003, a judgment was entered against the Company (a provision of $4,000 has been provided for in the financial statements at December 31, 2004). The Company is currently in default of the judgment and would be liable to pay interest from the date of judgment until paid in full.

James E. Biorge

         We are reviewing, with the advice of legal counsel, whether we have legal claims that may be asserted against James E. Biorge, a founder and officer and director of IC One at the time it was acquired in September 1999. At the time of such acquisition, we set aside in a special trust approximately 7.8 million shares of common stock to be used to resolve claims that may be asserted against IC One by persons claiming an interest in or claim against IC One as a successor-in-interest to the assets, operations and liabilities of CardOne, which Mr. Biorge had also been instrumental in founding and which had been involved in the initial development of the intellectual properties subsequently acquired by IC One before IC One was acquired by us. We believe that all or a portion of the 7.8 million shares then reserved to satisfy such claims, all of which have subsequently been used for such purpose, should properly be the responsibility of Mr. Biorge. In 1999 we advised Mr. Biorge that we intended to assert a claim against him to hold him responsible for the 7.8 million shares to satisfy CardOne related liabilities as well as other damages and that we would offset our claims against shares to be issued to him, reserving the right to seek such further damages. After we made such assertions in 1999, Mr. Biorge refused to accept certificates for 11,503,138 shares of our common stock to which he otherwise may have been entitled to receive in exchange for his stock in IC One and those shares have been cancelled. We do not believe that it is probable that Mr. Biorge will assert any claim against us for the shares cancelled or other damages. If he does, we intend to assert and pursue vigorously offsetting defenses and believe that there is a reasonable possibility that the outcome of any claim, if asserted, would not be unfavorable to us. We may pursue claims against Mr. Biorge and seek damages in addition to cancellation of the shares

Internal Revenue Service and Withholding Taxes

         Our wholly owned subsidiary, IC One, Inc., has received notification from the Internal Revenue Service that IC One has an unpaid liability for employment taxes and amounts withheld from employees' wages for the periods from July 1, 1999, through September 30, 2001. IC One erroneously filed an employer tax report for the quarter ended September 30, 2001, even though it did not have any employees and paid no payroll after June 30, 2001. Accordingly, IC One was not required to make federal tax deposits for the periods after June 30, 2001. The Internal Revenue Service has filed tax liens against the Company with respect to such amounts outstanding. As of December 31, 2004, the aggregate amount owed by IC One, together with applicable penalties and interest, for the period from July 1, 1999, through June 30, 2001, was approximately $1,277,000. The Company is attempting to negotiate with the Internal Revenue Service regarding payment of the amounts owed by IC One.

         The total amount of unpaid employment taxes owed by the Company was approximately $1,277,000 (including interest and penalties of approximately $325,000). The Company continues to work with the Internal Revenue Service via the appeals process to resolve its outstanding liability. The Company does not believe that the liability will hinder the progress of the Company.


Utah State Tax Commission

         The State of Utah has filed tax liens of approximately $53,000 as of December 31, 2004, for unpaid employee withholding taxes and related amounts.

California Employment Development Department

         The State of California has filed tax liens against us for unpaid employee withholding taxes and related amounts aggregating approximately $65,000 as of December 31, 2004.

Nebraska Department of Revenue

         The State of Nebraska has filed tax liens against us for unpaid employee withholding taxes and related amounts aggregating approximately $5,000 as of December 31, 2004.

Other Creditors

         From time to time, we are threatened by creditors to initiate litigation to collect amounts owed by us and reported in our financial statements. In cases in which litigation is threatened or initiated, we seek to negotiate a settlement or forbearance agreement.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of our security holders during the fiscal year ended December 31, 2004.

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

         The following table sets forth the high and low closing bid quotations for our common stock as reported on the Over-the-Counter Electronic Bulletin Board or Pink Sheets, as appropriate, for the periods indicated, based on interdealer bid quotations, without markup, markdown, commissions or adjustments, which may not reflect actual transactions:

                                                      High        Low
                                                      ----        ---
2004
     Quarter ended December 31 .............         $0.090     $0.060
     Quarter ended September 30 ............          0.120      0.070
     Quarter ended June 30 .................          0.180      0.090
     Quarter ended March 31 ................          0.190      0.120

2003
     Quarter ended December 31 .............         $0.175     $0.055
     Quarter ended September 30 ............          0.170      0.029
     Quarter ended June 30 .................          0.090      0.045
     Quarter ended March 31 ................          0.065      0.045

2002
     Quarter ended December 31 .............         $0.094     $0.040
     Quarter ended September 30 ............          0.111      0.051
     Quarter ended June 30 .................          0.133      0.055
     Quarter ended March 31 ................          0.200      0.110


         As of December 31, 2004, we had approximately 1,000 stockholders of record. We are unable to estimate the number of beneficial owners of our shares.

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

Equity Compensation Plan Information

         As of December 31, 2004, we had issued options to purchase common stock, but had no equity compensation plan that had been approved by our stockholders. The following table shows the options issued and issuable under our equity compensation plans:

                                                                                               Number of securities
                                                                                              available for future
                                                                                              issuance under equity
                           Number of securities to be      Weighted average exercise           compensation plans
                            issued upon exercise of          prices of outstanding           (excluding securities
      Plan Category            outstanding options                  options                  reflected in column (a))
      -------------            -------------------                  -------                  ------------------------
                                       (a)                            (b)                                (c)
                               -------------------                  -------                  ------------------------
Equity compensation plans
  approved by stockholders...          --                              --                                 --

Equity compensation plans not
approved by security holders         48,425,299                      $0.09                                --
                                     ----------
       Total........................ 48,425,299                      $0.09                                --
                                     ==========


         As of December 31, 2004, we had outstanding options granted to various current and former employees, consultants and others, including executive officers and directors, to purchase an aggregate of 48,425,299 shares. The options were granted at various exercise prices that were at or below the market price for our common stock as of the date of grant. Such options are fully exercisable without meeting any future vesting requirements. Such options are not incentive stock options under the criteria established by the Internal Revenue Service.

         We have granted to current and former officers, directors and employees the option to convert an aggregate of $1,338,925 in accrued and past due salaries and consulting fees as of December 31, 2004, into an aggregate of 18,492,917 shares of common stock at such time as they may deem appropriate.

Recent Sales of Unregistered Securities

         During the year ended December 31, 2004, we issued securities without registration under the Securities Act of 1933 on the terms and circumstances described in the following paragraphs.

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

         Common Stock

                       Transaction                                                                          Number
                       -----------                                                                          ------
Common Stock Outstanding at December 31, 2003                                                             160,468,600

Satisfy Indebtedness.....................................................................                   3,249,921

         In January, February and November  2004, we issued an aggregate of 3,249,921 shares of common stock to six parties, each of whom was an accredited investor, in satisfaction of $253,915 in indebtedness, or approximately $0.08 per share. On the dates on which such transactions occurred during the above period, the market price for the common stock ranged between $0.05 and $0.09 per share.

Issuance of Common Stock for Interest.......................................                                  456,260
         In February 2004, we issued common stock for an aggregate of $65,468 in interest accruing on our outstanding Secured Convertible Promissory Notes and other notes. During the period in which such stock was issued, the market price for our common stock was  $0.16 per share.

Financial, Development and Administrative Services..............................                            1,539,655
         In January and August 2004, we issued an aggregate of 1,539,655 shares of restricted common stock to five parties, each of whom was an accredited investor, as payment of $183,460 in financial, development and administrative services, or an average of approximately $0.12 per share. On the dates on which such transactions occurred during the above period, the market price for the common stock ranged between $0.085 and $0.15 per share.


Common Stock Outstanding at December 31, 2004                                                             165,714,436
                                                                                                          ===========

         Issuance of Convertible Notes

         At December 31, 2004, we had outstanding secured convertible notes payable of $2,766,316 (2003: $2,701,316) bearing interest at a rate of 12% annually and secured by the Company's intellectual property. The notes mature at various dates extending through September 2004. We have the option to repay the notes and interest in cash or convert them into common stock based on a conversion price of $.05 per share or the holder can elect to convert the notes to common stock based on the above stated conversion price. We need to raise a cumulative amount of $4.5 million to effect a conversion of the notes; however, the holders can convert their notes anytime. If we should force a conversion of these notes into common stock, then the holder will receive an additional amount equal in value to 25% of the principal amount in stock options if converted in the first year and 50% of the principal amount in stock options if converted in the second year, priced at $0.05 per share, that can be exercised within a five year period in accordance with the terms and conditions of the note.

         Secured Convertible Promissory Notes Payable:

                    Balance - December 31, 2003                    $  2,701,316
                    Notes issued during 2004                             65,000
                    Ending Balance - December 31, 2004             $  2,766,316
                                                                      =========

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

         At December 31, 2004, convertible promissory notes were convertible into an aggregate of 55,326,325 shares of common stock. On December 31, 2004, the balance of such notes, including accrued interest, held by David Simon and Bernard F. McHale were convertible into 8,022,647 and 23,514,982 shares respectively.

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

         Option Grants

         During the year ended December 31, 2004, we granted options to persons who were then officers, directors or others as follows:

                                                                         Number
                  Name                        Expiration Date           of Shares         Exercise Price
---------------------------------------------------------------------------------------------------------
Consultants, Alliance Partners (1 party)     Jan 2009-Dec 2009          1,200,000            $0.07-0.17
                                                                        ---------
                                                                        1,200,000
                                                                        =========

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

         Management is actively seeking additional equity or a combination of equity and debt financing from new stockholders and/or lenders. In the past, we have relied on issuing stock for outside services and for compensation to fund our operating shortfalls; however, there is no assurance that we can continue to fund a significant portion of our operating needs in this manner. In addition, a significant portion of the $13.8 million in current liabilities is more than a year past due. We are attempting to negotiate settlements of some of these debts and continue to seek forbearance on others; however, there is no guarantee that we will be successful in continuing to do so. Should we fail to obtain financing on terms acceptable to us or negotiate settlements on past due debts, or fail in obtaining forbearance, we may be forced by creditors to take other actions including seeking protection under bankruptcy proceedings. There can be no assurance that funding will be available on acceptable terms, if at all, or that such funds, if raised, would enable us to achieve and maintain profitable operations.

Limitation on our Ability to Issue Common Stock to Obtain Funding

         As of December 31, 2004, we were authorized to issue 200.0 million shares of common stock. At December 31, 2004, we had approximately 165.7 million shares outstanding and an additional approximately 137.6 million shares issuable upon the conversion of stock options, convertible debt and deferred compensation. As a result, we would exceed the authorized capitalization amount by approximately 103.3 million shares. In addition, the number of shares issuable on the conversion of convertible debt continues to increase as interest continues to accrue.

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

Results of Operations

         Development Stage Company

         We have been in the development stage during the period since inception, February 26, 1997. From our inception through December 31, 2004, we incurred total expenses of approximately $71.8 million, including approximately $28.8 million for research and development leading to creation of our patents, software and intellectual property. The $71.8 million of total expenses includes approximately $35.7 million for the value of compensation for services paid in options or stock, $7.0 million for stock issued for interest expense, and $2.1 million for write-off of common stock subscription receivable, for a total of approximately $43.7 million funded through the issuance of options and common stock. The balance of the expenses was funded through the sale of securities and through increases in liabilities.

         During 2004, we incurred total expenses of approximately $4.2 million compared to approximately $3.8 million in 2003. The increase in expenses in 2004 as compared to 2003 is principally reflected in substantial increases in research and development expenses to approximately $1.9 million in 2004, as compared to approximately $457,000 in 2003, offset by decreases in general and administrative expenses. The year 2004 expenses include noncash expenses of $65,000 for interest expense funded through issuance of common stock in 2004, as compared to approximately $726,000 paid with the issuance of common stock in 2003.

         Net Loss

         The net loss for the year ended December 31, 2004, was approximately $4.2 million as compared to $3.8 million in the same period in 2003. The change in the net loss was due to increases in research and development and interest expenses, which were offset by decreases in general and administrative expenses.

         Basic and diluted net loss per share for the fiscal year ended December 31, 2004, was $(0.03), compared to basic and diluted net loss per share of $(0.03) for the fiscal year ended December 31, 2003.

         Liquidity

         Although we generated approximately $881,000 from financing activities, our operating activities used net cash of approximately $909,000. These activities contributed to a net working capital deficit as of December 31, 2004, of approximately $13.8 million.

         Net cash used in operating activities for the fiscal year ended December 31, 2004, was approximately $909,000, an increase of approximately $125,000 over the approximately $784,000 cash used in operating activities for the fiscal year ended December 31, 2003.

Capital Resources

         Through December 31, 2004, we do not currently have any material commitments for capital expenditures other than those expenditures incurred in the ordinary course of business.

         From inception to December 31, 2004, our operating and investing activities have used substantially more cash than they have generated. Because we will continue to need substantial amounts of working capital to fund the growth of our business, we expect to continue to experience significant negative operating and investing cash flows for the foreseeable future. This estimate is a forward-looking statement that involves risks and uncertainties. We will need to raise additional capital in the future to meet our ongoing operating and investing cash requirements. We may not be able to find additional financing on favorable terms or at all. If we raise additional funds through the issuance of securities, these securities may have rights, preferences or privileges senior to those of our common stock, and our stockholders may experience additional dilution to their equity ownership. We have a history of losses, have never been profitable, and may never achieve profitability.

         We have not generated any revenues and do not anticipate generating revenues until some time in the future. We do not know when we will achieve profitability. We expect to continue to incur losses for the foreseeable future and we may never be profitable. If we do achieve profitability in any period, we cannot be certain that we will sustain or increase such profitability on a quarterly or annual basis. From inception through December 31, 2004, we incurred total expenses of approximately $71.8 million. The independent auditors' report accompanying the financial statements included in this report includes an explanatory paragraph stating that the accumulated deficit and a working capital deficiency raise substantial doubt about our ability to continue as a going concern. (See Note 2, Going Concern, of the Notes to Consolidated Financial Statements). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         From inception to December 31, 2004, we have funded our capital requirements and our business operations primarily with funds provided from the issuance of common stock and stock options and from borrowings, and the sale of common stock. From inception to December 31, 2004, we have received approximately $6.4 million from the subscription and sale of common stock and convertible notes subsequently converted into common stock, $3.5 million from notes and loans payable, and $896,000 from amounts due to employees. We will require additional financing to support our operations until we become profitable. Such sources of financing could include capital infusions, additional equity financing, or debt offerings. Management believed that as of December 31, 2004, we would need approximately $5.0 million in equity or debt financing to achieve revenues at a level to cover operating costs. Management is actively pursuing obtaining additional funds. There can be no assurance that additional funding will be available on acceptable terms, if at all, or that such funds if raised, would enable us to achieve and maintain profitable operations. If we are not able to obtain sufficient additional funds from investors, we may be unable to sustain our operations.


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

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived primarily from tax loss carryforwards. The Company has established a valuation allowance related to the benefits of net operating losses for which utilization in future periods is uncertain. The Company believes it is more likely than not that the Company will not realize the benefits of these deductible differences in the near future and therefore a full valuation allowance of approximately $24,000,000 is provided.

         As of December 31, 2004, the Company has approximately $60,000,000 of federal net operating losses available to offset future taxable income, which if not utilized will expire in 2024. No provision for income taxes has been recorded in the financial statements as a result of continued losses. Any benefit for income taxes as a result of utilization of net operating losses may be limited as a result of change in control.

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

         The report of SLF on our financial statements for the fiscal year ended December 31, 2003 contained an expression of substantial doubt regarding our ability to continue as a going concern.

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

         The following table sets forth the name, age and position of each of our directors and executive officers at December 31, 2004:

Name                 Age                             Title
----                 ---                             -----
David J Simon         58      President, CEO, Chairman of the Board of Directors
Bernard F. McHale     69      Director and CFO

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

Business Experience of Executive Officers and Directors

         David J. Simon has been a director since November 1998 and chairman of the board since May 1999. He served as chief executive officer from May 1999 until July 1999, from November 1999 until March 1, 2000, from May 15, 2002, until June 10, 2002, from August 2003 until December 2004. He served as president and chief executive officer for R & D Technology, Inc., a Nevada company that he helped found, from its inception August 31, 1998, until we acquired it in November 1998. In all of Mr. Simon's employment in the past five years, he was involved in the architecture, design, development, maintenance and management of computer programs, software applications and systems. His career, including as an employee and as a consultant, has been involved with computing technology and spanned many diverse industries including banking, healthcare, manufacturing, stock exchange and telecommunications.

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

Compliance with Section 16(a) of the Exchange Act

         We believe all forms required to be filed under Section 16 of the Exchange Act have been timely filed.

Code of Ethics

         Due to its limited operations, the Company has not yet adopted a Code of Ethics.

                         ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

         The following table shows the compensation paid or accrued by us for the last three fiscal years for each person serving as our chief executive officer during 2004. No other executive officer or other person received annual salary and bonus of $100,000 or more during 2004. Accordingly, the summary compensation table does not include compensation of any other executive officer or other person:

                                                                                     Long Term Compensation
                                                                                     ----------------------
                                       Annual Compensation                     Awards                    Payouts
                                       -------------------                     ------                    -------

                                                           Other       Restricted   Securities                  All Other
                           Year                           Annual         Stock      Underlying       LTIP        Compen-
Name and                  Ended                           Compen-        Awards      Options/       Payouts      sation
Principal Position        Dec 31    Salary($)  Bonus($)  sation($)      (shares)      SARs(#)         ($)          ($)
------------------        ------    ---------  --------  ---------      --------      -------         ---          ---
David J. Simon             2004     $120,000  $   --      $    --          --            --         $   --       $   --
  President (CEO)(1)       2003     $150,000  $   --      $    --          --            --         $   --       $   --
                           2002     $150,000  $   --      $    --          --        15,007,813     $   --       $   --


Joseph Diamond             2004     $100,000  $   --      $    --          --            --         $   --       $   --
  (CFO) (CEO)(2)           2003     $   --    $   --      $    --          --            --         $   --       $   --
                           2002     $   --    $   --      $    --          --            --         $   --       $   --

-----------------
(1) Served as chief executive officer from December 2004, as well as in previous periods. On July 31, 2002, Mr. Simon agreed to defer payment of $90,625 in previously accrued salary until such time as we have sufficient funds. Further, $45,250 and $75,000 of the compensation to Mr. Simon in 2001 and 2000, respectively, was deferred and paid through the issuance in 2001 of options to purchase 2,055,000 shares at $0.10 per share. On July 7, 2004, Mr. Simon agreed to convert accrued salaries from August 1, 2002 through June 30, 2004 to 5,750,000 shares and the $90,625 previously accrued to stock at 70% of the closing market price as of the date of the agreement.
(2) Served as chief financial officer during February - December 2004 and as chief executive officer during November and December 2004, at salary of $10,000 per month, payable as $5,000 in cash and the remainder in stock options at $0.15 per share.

Employment and other Agreements

         Mr. Simon was paid a salary of $150,000 per year under an employment agreement beginning August 2002 that provides for 40% of Mr. Simon's pay to be deferred until we are financially able to pay the full amount and possible conversion of unpaid amounts into stock options at $0.05 per share at the election of Mr. Simon. Under the agreement we granted Mr. Simon options to purchase 12,000,000 shares of stock at $0.05 per share payable by a non-recourse note and agreed to pay Mr. Simon up to his base salary in the event of involuntary termination without cause or in the event of a change of control after which Mr. Simon does not continue his employment, defined to include a merger or consolidation in which an entity acquires in excess of 20% of the Company, a sale of all or substantially all of our assets, and other events. Under an addendum to Mr. Simon's employment agreement effective July 1, 2004, Mr. Simon's salary was reduced to $90,000.

         Mr. McHale was engaged under a 12-month agreement beginning August 1, 2003 to serve as chief financial officer at $96,000 per year. The agreement allows us to defer paying the consulting fees if we do not have available funds to pay the amount. To date, all of such consulting fees due Mr. McHale have been accrued by us, but not paid. Mr. McHale's contract allows for possible conversion of unpaid amounts into stock at $0.05 per share at his election. Commencing July 7, 2004 Mr. McHale entered into a new three year employment agreement with the Company and his salary was reduced to $2,500 per month.

         Mr. Diamond was engaged under a 12-month contractor agreement beginning March 15, 2004 to serve as chief financial officer at $10,000 per month payable as $5,000 cash and the remainder in stock options at $0.15 per share. The cash payments were to be made as the company's cash flow permitted. Any payments outstanding over 30 days could be converted at the option of the contractor into options at $0.15 per share.

Option Grants in 2004

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

Aggregate Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

         The following table sets forth information with respect to the exercise/exercisability of options and stock appreciation rights during the last completed fiscal year by the executive officers named in the above summary compensation table and the fiscal year-end values of unexercised options and stock appreciation rights:

    (a)                   (b)                 (c)                (d)                    (e)
                                                              Number of
                                                              Securities        Value of Unexercised
                                                              Underlying        In-the-Money
                                                              Unexercised       Options/SARs at FY
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
    President (CEO)

Director Compensation

         During 2004, members of our board of directors who were not employees received no cash compensation for services as a director or for attendance at or participation in meetings. In the year ended December 31, 2004, there were no options issued to board members.

            ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of December 31, 2004, the name, stockholdings and address of each person who owns of record, or was known by us to own beneficially, 5% or more of the 165,714,436 shares of common stock then issued and outstanding. Unless otherwise indicated, all shares consist of common stock and all such shares are owned beneficially and of record by the named person or group.

                                                                Amount and Nature
Title of Class    Name and Address of Beneficial Owner       of Beneficial Ownership       Percent of Class (1)

Common Stock      David Simon                                   3,957,839        Direct
                  330 E. Warm Springs Road                     21,161,876 (2)    Options
                  Las Vegas, NV 89119                          19,784,314        Rights
                                                               44,904,029        Total           14.8%

Common Stock      Bernard McHale                               24,783,327        Direct
                  7757 Foredawn Dr.                                     -        Options
                  Las Vegas, NV 89123                          28,784,982        Rights
                                                               53,568,309        Total           17.7%

Common Stock      Airos Group Inc.                             10,961,948        Direct
                  482 South Service Road, Suite 103             2,500,000        Options
                  Oakville, Ontario, Canada L6J 2X6                     -        Rights
                                                               13,461,948        Total            4.4%

Common Stock      Executives as a Group (2 persons)            28,741,166        Direct
                                                               21,161,876        Options
                                                               48,569,296        Rights
                                                               98,472,338        Total           32.5%

(1) The percent of class is calculated on the basis of the amount of outstanding securities, plus for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, conversion or other rights.

(2) Consists of options to purchase 17,062,813 shares in Mr. Simon's name and 4,099,063 in the name of Elaine Beavon-Simon

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In September 2002 we issued David Simon, an executive officer and director, a secured convertible promissory note for $310,462, with interest at 12%, as evidence of our obligation to repay him un-reimbursed expenses incurred by him on our behalf and cash advances to us. As of December 31, 2004, the outstanding principal balance of such notes, including accrued interest, was convertible into 8,022,647 shares of common stock.

         Prior to becoming a director in May 2002, Bernard F. McHale purchased on the same terms as sold to unaffiliated parties an aggregate of $180,000 in common stock in the year 2000, $145,000 in a convertible promissory note that was converted into stock in the year 2001, and an additional $910,000 in principal amount of Limited Recourse Convertible Promissory Notes in the years 2001-2002, which were converted into the same principal amount of Secured Recourse Convertible Promissory Notes on September 30, 2002. As of December 31, 2004, the outstanding principal balance of such notes, including accrued interest, was convertible into 23,514,982 shares of common stock.

         In April 2003, we entered into a Development Agreement with Airos Group Inc. to complete the development of all product components, including the card, terminal and host processing, plus integration and customization services. The fees are payable on a deferred basis until revenues begin. Airos Group Inc. earned 6% per month in company stock, restricted by SEC Rule 144, for all fees deferred until product revenues begin up to a maximum of $2,000,000 worth of stock issued. In November 2003, we amended our agreement with Airos Group Inc. to change the terms of our agreement to five years and adjust the rate of reimbursement to various Airos personnel. We agreed to issue Airos 12,800,000 shares of restricted common stock, with 11,300,000 issuable immediately and the balance issuable on the execution of the first qualified customer order through Thomas Jackson Performance Management, Inc. Airos agreed to purchase 2,000,000 shares of restricted common stock at $0.30 per share, for a total of $600,000, payable pursuant to the terms of promissory note in 24 consecutive monthly installments of $25,000, commencing November 2003.

                                ITEM 13. EXHIBITS


        (a) Exhibits:

Exhibit
Number       Title of Document                                                                      Location
----------   -----------------------------------------------------------------------------          ---------
Item 3.      Articles of Incorporation and ByLaws
----------   -----------------------------------------------------------------------------          ---------
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

Item 10. Material Contracts

       10.01   Employment Agreement with Joe Diamond dated February 15, 2004                       This filing

       10.02   Addendum 2 to the Beavon Employment Agreement dated May 1, 2004                     This filing

       10.03   Addendum 2 to the Simon Employment Agreement dated May 1, 2004                      This filing

       10.04   Employment Agreement with Bernard McHale dated July 7, 2004                         This filing

       10.05   Addendum 3 to the Beavon Employment Agreement dated July 7, 2004                    This filing

       10.06   Addendum 3 to the Simon Employment Agreement dated July 7, 2004                     This filing

       10.07   Employment Agreement with Joe Diamond dated July 7, 2004                            This filing

       10.08   Settlement Agreement with Bernard McHale dated July 7, 2004                         This filing

       10.09   Addendum 4 to the Beavon Employment Agreement dated November 11, 2004               This filing

       10.10   Addendum 4 to the Simon Employment Agreement dated November 11, 2004                This filing

       10.11   Addendum 5 to the Beavon Employment Agreement dated December 18, 2004               This filing

       10.12   Addendum 5 to the Simon Employment Agreement dated December 18, 2004                This filing

       10.13   Addendum to the McHale Settlement Agreement dated December 18 2004                  This filing

Exhibit
Number       Title of Document                                                                      Location
----------   -----------------------------------------------------------------------------          ---------
 Item 31     Section 302 Certifications
------------------------------------------------------------------------------------------
  31.01      Certification of Chief Executive Officer Pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002                                                            This filing

  31.02      Certification of Chief Financial Officer Pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002                                                            This filing

 Item 32     Section 1350 Certifications
------------------------------------------------------------------------------------------
  32.01      Certification of Chief Executive Officer Pursuant to Section 906 of the               This filing
             Sarbanes-Oxley Act of 2002

  32.02      Certification of Chief Financial Officer Pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002                                                            This filing
-------------------------------------

(1) Incorporated by reference from Amendment No. 3 to Form 10-SB/A filed on September 10, 2001.
(2) Incorporated by reference from Amendment No. 2 to Form 10-SB/A filed on April 13, 2000.
(3) Incorporated by reference from Amendment No. 5 to Form 10-SB/A filed on February 14, 2002.

        (b)    Reports on Form 8-K:
               We did not report any items on Form 8-K during the year ended December 31, 2004.



                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2004 and December 31, 2003.

Fee Category                        2004                      2003
--------------------------------------------------------------------
Audit Fees                        $15,800                   $52,000
Audit-Related Fees                $   0                     $   0
Tax Fees                          $   0                     $   0
All Other Fees                    $   0                     $   0


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

                                   SCHIMATIC Cash Transactions Network.com, Inc.


Dated:  January 31, 2008           /s/ Miki Radivojsa
                                   ------------------------------------
                                   Miki Radivojsa, President and
                                   Chief Executive Officer


Dated:  January 31, 2008           /s/ Bernard F. McHale
                                   ------------------------------------
                                   Bernard F. McHale
                                   Treasurer (Chief Financial Officer)

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

                        AS OF DECEMBER 31, 2004 AND 2003

      Together With Report of Independent Registered Public Accounting Firm

                        (Amounts expressed in US Dollars)

                                                          TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm ........................................................F-2

Consolidated Balance Sheets as of December 31, 2004 and 2003....................................................F-3

Consolidated Statements of Operations and Comprehensive Loss for the years ended
December 31, 2004 and 2003......................................................................................F-4

Consolidated Statements of Changes in Stockholders' Deficiency
for the Period from Inception (February 26, 1997) through December 31, 2004.....................................F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2004 and 2003.....................................................................................F-15

Notes to Consolidated Financial Statements.....................................................................F-17

Unaudited Quarterly Reports

      First Quarter 2004.......................................................................................F-44

      Second Quarter 2004......................................................................................F-57

      Third Quarter 2004.......................................................................................F-70

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS
TORONTO o MONTREAL

       REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

       To the Board of Directors and Shareholders of Schimatic Cash Transactions Network.Com, Inc.
       (A Development Stage Enterprise)

    We have audited the accompanying consolidated balance sheets of Schimatic Cash Transactions Network.Com, Inc. (the "Company") (a development stage enterprise) as at December 31, 2004 and 2003 and the related consolidated statements of operations, cash flows and shareholders' deficiency for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of the company as of December 31, 2002 and for the period from February 26, 1997 (Date of Inception) through December 31, 2002, were audited by other auditors, whose reports, dated August 31, 2003 and August 28, 2001, expressed unqualified opinions on those statements and included explanatory paragraphs regarding the Company's ability to continue as a going concern. The consolidated financial statements reflect cumulative total assets of $29,808 as of December 31, 2002 and cumulative expenses of $63,805,403 for the period from inception to December 31, 2002. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to the cumulative financial information from inception to December 31, 2002, is based solely on the reports of the other auditors.


    We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


    In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Schimatic Cash Transactions Network.Com, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004 and 2003 and for the period from inception to December 31, 2004 in accordance with generally accepted accounting principles in the United States of America.

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

                                            "SCHWARTZ LEVITSKY FELDMAN LLP"

       Toronto, Ontario, Canada                       Chartered Accountants
       September 24, 2007                       Licensed Public Accountants



                  1167 Caledonia Road
                  Toronto, Ontario M6A 2X1
                  Tel:  416 785 5353
                  Fax:  416 785 5663

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets
As of December 31, 2004 and 2003
(Amounts expressed in US Dollars)

                                                                       2004                     2003
                                                                        $                        $
                                  ASSETS
                                  ------
CURRENT ASSETS:
  Cash                                                                 14,086                 42,570
  Prepaid Expenses and other                                           58,571                 24,885
                                                                  -----------            -----------
      TOTAL CURRENT ASSETS                                             72,657                 67,455
                                                                  -----------            -----------
      TOTAL ASSETS                                                     72,657                 67,455
                                                                  ===========            ===========
               LIABILITIES AND SHAREHOLDERS' DEFICIENCY
               ----------------------------------------
CURRENT LIABILITIES:
  Accounts payable - Vendor                                         1,709,400              1,455,000
  Accounts payable - other                                          4,425,895              2,603,400
  Accrued wages and payroll taxes (note 14)                         1,439,795              1,361,408
  Deferred compensation (note 7)                                    2,074,276              1,216,686
  Loans - CEO America (note 6)                                        150,000                150,000
  Amounts owed to employees and officers (notes 3 and 4)            1,097,273                783,777
  Short term loans (note 12)                                          197,885                124,315
  Convertible notes payable (including amounts owed to officers
  $1,220,462 prior year $1,220,462 (note 5))                        2,766,316              2,701,316
                                                                  -----------            -----------
      TOTAL CURRENT LIABILITIES                                    13,860,840             10,395,902
                                                                  -----------            -----------

COMMITMENTS AND CONTINGENCIES (notes 13, 14, 18 and 19)

SHAREHOLDERS' DEFICIENCY (note 9):
  Common stock - $.001 par value; 200,000,000 shares
    authorized; 165,714,436 shares issued and outstanding             165,714                160,469
                (2003: 160,468,600)
  Additional paid-in capital                                       57,616,113             57,026,926
  Common stock subscription receivable                               (250,000)              (525,000)
  Common stock subscribed                                             500,000                600,000
  Deficit accumulated during the development stage                (71,820,010)           (67,590,842)
                                                                  -----------            -----------
      TOTAL SHAREHOLDERS' DEFICIENCY                              (13,788,183)           (10,328,447)
                                                                  -----------            -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                   72,657                 67,455
                                                                  ===========            ===========

         The accompanying notes are an integral part of these consolidated financial statements.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations and Comprehensive Loss
Years Ended December 31, 2004 and 2003 and the Period from Inception (February 26, 1997) to December 31, 2004
(Amounts expressed in US Dollars)

                                                                                                       For the Period
                                                                     For the Years Ended               From Inception
                                                                         December 31,               (February 26, 1997)
                                                           -----------------------------------      Through December 31,
                                                                2004                 2003                  2004
                                                                ----                 ----                  ----
                                                                 $                     $                     $
EXPENSES:
  Selling, general and administrative                          2,540,620             2,258,565           57,713,548
  Depreciation and amortization                                        -                     -              365,010
  Write-off of common stock subscription
    receivable                                                         -                32,639            2,125,000
  Loss on impairment of intangible assets                              -                27,665              703,211
  Interest expense                                             1,688,548             1,466,570            9,982,031
                                                           -------------         -------------         ------------
      TOTAL EXPENSES                                           4,229,168             3,785,439           70,888,800
                                                           -------------         -------------         ------------
LOSS BEFORE EXTRAORDINARY ITEM                                (4,229,168)           (3,785,439)         (70,888,800)

EXTRAORDINARY ITEM - LOSS ON
  EXTINGUISHMENT OF DEBT                                               -                     -             (931,210)
                                                           -------------         -------------         ------------
NET LOSS                                                   $  (4,229,168)        $  (3,785,439)        $(71,820,010)
                                                           =============         =============         ============
NET LOSS PER SHARE, BASIC AND DILUTED                      $       (0.03)        $       (0.03)

                                                           =============         =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING, BASIC AND DILUTED                             164,307,653           151,308,986
                                                           =============         =============

COMPREHENSIVE LOSS
The components of comprehensive loss are as follows:

Net loss                                                   $  (4,229,168)        $  (3,785,439)
Other comprehensive income (loss) foreign currency
Translation                                                            -                     -
Comprehensive Loss                                         $  (4,229,168)        $  (3,785,439)


The accompanying notes are an integral part of these consolidated financial statements.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through December 31, 2004 (Amounts expressed in US dollars)

                                                                                                                Deficit
                                                                                 Common    Common           Accumulated
                                                Common Stock    Additional        Stock     Stock Deferred   During the
                                       Number of                   Paid-in Subscription     to be  Compen-  Development
                                          Shares      Amount       Capital   Receivable    Issued   sation        Stage       Total
Balance - February 26, 1997
(Inception)                                    -     $     -   $         -    $     -           -        -  $        -   $        -

Issuance of common stock for cash:
     ($1.32 per share, March)             35,676          36        46,964          -           -        -           -       47,000
     ($0.92 per share, April)             10,032          10         9,207          -           -        -           -        9,217
     ($0.75 per share, June)              28,085          28        20,972          -           -        -           -       21,000
     ($0.71 per share, July)             452,223         452       322,434          -           -        -           -      322,886
     ($0.69 per share, August)           695,447         695       477,005          -           -        -           -      477,700
     ($0.68 per share, September)         42,128          42        28,487          -           -        -           -       28,529
     ($0.81 per share, November)          32,715          33        26,517          -           -        -           -       26,550
Issuance of common stock for legal,
financial, development and
administrative services
     ($1.32 per share, March)                759           1           999          -           -        -           -        1,000
     ($0.92 per share, April)            379,528         380       349,620          -           -        -           -      350,000
     ($0.92 per share, May)           12,870,501      12,871    11,811,512          -           -        -           -   11,824,383
     ($0.71 per share, July)           3,779,301       3,779     2,684,854          -           -        -           -    2,688,633
     ($0.69 per share, August)         1,479,869       1,480     1,012,322          -           -        -           -    1,013,802
     ($0.68 per share, September)        263,471         263       178,162          -           -        -           -      178,425
     ($0.81 per share, November)          74,957          75        61,150          -           -        -           -       61,225
     Net loss                                  -           -             -          -           -        - (17,349,205) (17,349,205)

Balance - December 31, 1997           20,144,692      20,145    17,030,205          0           0        0  17,349,205)    (298,855)

Issuance of common stock for cash:
     ($2.63 per share, January)           94,882          95       249,905          -           -        -           -      250,000
     ($0.87 per share, February)         108,469         108        94,342          -           -        -           -       94,450

                      The accompanying notes are an integral part of these consolidated financial statements.


     ($0.69 per share, March)            176,131         176       122,094          -           -        -           -      122,270
     ($0.70 per share, April)            206,944         207       144,026          -           -        -           -      144,233
     ($0.67 per share, May)              471,374         471       317,029          -           -        -           -      317,500
     ($2.45 per share, June)              26,567          27        64,973          -           -        -           -       65,000
     ($1.24 per share, July)              19,356          19        23,981          -           -        -           -       24,000
     ($2.63 per share, August)             1,898           2         4,998          -           -        -           -        5,000
     ($0.68 per share, September)        284,393         284       194,383          -           -        -           -      194,667
     ($0.66 per share, October)           68,315          68        44,932          -           -        -           -       45,000
     ($0.65 per share, November)         523,935         524       338,874          -           -        -           -      339,398
     ($0.66 per share, December)          37,953          38        24,962          -           -        -           -       25,000
Issuance of common stock for notes
     ($0.69 per share, July)           1,897,639       1,898     1,298,102 (1,300,000)          -        -           -            -
Issuance of common stock for legal,
financial, development and
administrative services:
     ($0.69 per share, March)              3,795           4         2,631          -           -        -           -        2,635
     ($0.70 per share, April)             67,708          68        47,122          -           -        -           -       47,190
     ($0.67 per share, May)              340,057         340       228,710          -           -        -           -      229,050
     ($2.45 per share, June)             379,528         380       928,191          -           -        -           -      928,571
     ($1.24 per share, July)             815,985         816     1,010,949          -           -        -           -    1,011,765
     ($0.68 per share, September)        152,388         152       104,158          -           -        -           -      104,310
     ($0.66 per share, October)           15,181          15         9,985          -           -        -           -       10,000
     ($0.65 per share, November)          51,616          52        33,384          -           -        -           -       33,436
     Net loss                                                                       -           -        -  (5,448,335)  (5,448,335)

Balance - December 31, 1998           25,888,806      25,889    22,317,936 (1,300,000)          0        0 (22,797,540)  (1,753,715)

Issuance of common stock in exchange  18,597,792      18,597       777,516          -           -        -           -      796,113
Issuance of common stock for cash:
     ($0.66 per share, January)          713,512         713       469,287          -           -        -           -      470,000
     ($0.68 per share, February)         129,799         130        87,870          -           -        -           -       88,000
     ($0.66 per share, March)            151,811         152        99,848          -           -        -           -      100,000
     ($0.68 per share, April)            179,137         179       120,821          -           -        -           -      121,000
     ($0.66 per share, May)               38,712          39        25,461          -           -        -           -       25,500

                      The accompanying notes are an integral part of these consolidated financial statements.


     ($0.23 per share, July)           1,009,905       1,010       232,874          -           -        -                  233,884
     ($0.66 per share, September)        325,557         325       214,124          -           -        -                  214,449
Issuance of common stock for:
Computer services ($2.34 per
share, September)                         11,357          11        26,572          -           -        -                   26,583

Shareholder's loan ($2.75 per
share, November)                         175,000         175       481,075          -           -        -                  481,250

Investment in real estate joint
venture ($1.00 per share,
December)                                420,000         420       419,580          -      114000             (114,000)     420,000

Issuance of common stock for notes
($1.32 per share, July)                  759,056         759       999,241 (1,000,000)          -        -

Issuance of common stock for
software                                 174,583         175       114,825          -                                       115,000
($0.66 per share, August)
Issuance of common stock for legal,
financial, development and
administrative services:
($0.68 per share, February)            1,968,326       1,968     1,332,506          -                                     1,334,474
($0.68 per share, April)               1,913,579       1,914     1,290,633          -                                     1,292,547
($0.66 per share, May)                    57,157          57        37,593          -                                        37,650
($0.66 per share, September)           1,500,860       1,501       986,242          -                                       987,743
Net loss                                       -           -             -          -                       (7,894,949)  (7,894,949)

BALANCE - December 31, 1999           54,014,949      54,014    30,034,004 (2,300,000)    114,000        0 (30,806,489)  (2,904,471)

Issuance of common stock for cash:
  ($0.60 and $1.00 per share, January)   120,733         121        82,320          -           -        -           -       82,441
  ($0.60 and $1.00 per share, February)  653,466         653       399,427          -           -        -           -      400,080
  ($0.60 and $1.00 per share, March)     508,567         508       413,393          -           -        -           -      413,901
  ($0.60 and $1.00 per share, April)     512,081         512       355,138          -           -        -           -      355,650
  ($0.60 per share, May)                 475,834         476       285,024          -           -        -           -      285,500
  ($0.21 and $0.60 per share, June)      761,667         762       132,838          -           -        -           -      133,600
  ($0.21 per share, July)                160,000         160        95,840          -           -        -           -       96,000
  ($0.60 per share, August)              108,667         109        65,091          -           -        -           -       65,200

                      The accompanying notes are an integral part of these consolidated financial statements.


     ($0.40 per share, September)        110,062         110        43,915          -           -        -           -       44,025
     ($0.40 per share, October)           25,000          25         9,975          -           -        -           -       10,000
     ($0.40 per share, November)         100,000         100        39,900          -           -        -           -       40,000
Issuance of common stock for cash
received in 1999 ($0.54 per share,
January)                                 211,669         212       113,788          -    (114,000)
Issuance of common stock for debt
and interest:
     ($1.50 per share, April)          1,122,918       1,123     1,683,254          -           -        -           -    1,684,377
     ($0.60 per share, October)            2,632           3         1,576          -           -        -           -        1,579
     ($0.43 per share, November)          55,814          56        23,944          -           -        -           -       24,000
     ($0.40 per share, December)          77,083          77        30,756          -           -        -           -       30,833
Issuance of common stock for
financial and development
services:
     ($2.66 per share, February)          22,768          23        60,449          -           -        -           -       60,472
     ($2.50 per share, March)            139,988         140       349,830          -           -        -           -      349,970
     ($1.97 per share, April)             28,527          29        56,066          -           -        -           -       56,095
     ($1.43 per share, May)                3,000           3         4,287          -           -        -           -        4,290
     ($1.94 per share, June)              90,700          91       175,485          -           -        -           -      175,576
     ($1.42 per share, July)              28,640          29        40,642          -           -        -           -       40,671
     ($0.98 per share, August)            16,114          16        15,842          -           -        -           -       15,858
     ($0.66 per share, September)         40,067          40        26,398          -           -        -           -       26,438
     ($0.64 per share, October)           58,397          58        37,278          -           -        -           -       37,336
     ($0.40 per share, November)          21,155          21         8,441          -           -        -           -        8,462
Issuance of common stock for legal
services
     ($0.35 per share, November)         500,000         500       174,500          -           -        -           -      175,000
Issuance of common stock for
investment in Real estate
joint venture:
     ($2.00 per share, March)             28,432          28        56,836          -           -        -           -       56,864
     ($0.33 per share, October)          101,975         102        33,550          -           -        -           -       33,652
Issuance of common stock to IC One
 shareholders, January                   119,905         120         (120)          -           -        -           -
Cancellation of shares of common
 stock issued in exchange,
 January                                (286,267)       (286)          286          -           -        -           -

                       The accompanying notes are an integral part of these consolidated financial statements.


Issuance of common stock for equipment
     ($1.00 per share, January)            8,000           8         7,992          -           -        -           -        8,000
Issuance of common stock to
settle CardOne potential claims
($1.05 per share, August)                294,180         294       308,595          -           -        -           -      308,889
     Stock option compensation:
     January                                   -           -        29,588          -           -        -           -       29,588
     February                                  -           -        29,588          -           -        -           -       29,588
     March                                     -           -        29,588          -           -        -           -       29,588
     April                                     -           -       407,476          -           -        -           -      407,476
     May                                       -           -       815,726          -           -        -           -      815,726
     June                                      -           -       109,334          -           -        -           -      109,334
     July                                      -           -       109,335          -           -        -           -      109,335
     August                                    -           -       109,335          -           -        -           -      109,335
     September                                 -           -     1,599,960          -           -        -           -    1,599,960
     October                                   -           -       109,335          -           -        -           -      109,335
     November                                  -           -       109,335          -           -        -           -      109,335
     December                                  -           -       109,335          -           -        -           -      109,335
     Net loss                                  -           -             -          -           -          (10,485,935) (10,485,935)


BALANCE, December  31, 2000           60,236,723      60,237    38,734,475 (2,300,000)          0        0 (41,292,424)  (4,797,712)

Issuance of common stock for
financial, development and
administrative services:
     ($0.25 per share, February)          21,386          21         5,326          -                                         5,347
     ($0.22 per share, March)            622,916         623       141,075          -                                       141,698
     ($0.15 per share, April)            402,210         402        58,017          -                                        58,419
     ($0.18 per share, May)               55,000          55         9,570          -                                         9,625
     ($0.19 per share, June)              62,115          62        11,740          -                                        11,802
     ($0.19 per share, July)           1,101,580       1,102       204,601          -                                       205,703
     ($0.16 per share, August)           270,047         270        44,118          -                                        44,388
     ($0.13 per share, September)         68,348          68         9,134          -                                         9,202
     ($0.20 per share, October)          286,406         287        57,717          -                                        58,004
     ($0.20 per share, November)         308,189         308        59,789          -                                        60,097
     ($0.23 per share, December)         395,400         395        89,297          -                                        89,692

                      The accompanying notes are an integral part of these consolidated financial statements.



Cancellation of common
stock issued for financial
services ($1.50 per share,
December)                                (55,000)        (55)      (82,445)         -                                       (82,500)
Issuance of common stock for
directors' fees
     ($1.29 per share, March)            335,000         335       432,365          -                                       432,700
Adjustment to issuance of
common stock:
     February                             76,527          77          (77)          -
     October                              35,655          36          (36)          -
Settlement of subscription notes
receivable:
     July                                      -           -             -  1,225,000                                     1,225,000
     December                                  -           -             -     75,000                                        75,000
Issuance of common stock for debt:
     ($0.02 per share, October)        1,385,710       1,386        23,614          -                                        25,000
      $2.74 per share, November)         105,128         105       287,895          -                                       288,000
Issuance of common stock for
interest:
     ($0.18 per share, January)          400,000         400        73,134          -                                        73,534
     ($0.18 per share, February)         400,000         400        73,133          -                                        73,533
     ($0.18 per share, March)            419,394         419        76,314          -                                        76,733
     ($0.21 per share, April)            548,160         548       113,652          -                                       114,200
     ($0.21 per share, May)              559,589         560       115,640          -                                       116,200
     ($0.20 per share, June)             835,145         835       164,965          -                                       165,800
     ($0.15 per share, July)           1,459,568       1,460       222,340          -                                       223,800
      $0.15 per share, August)         1,677,982       1,678       253,792          -                                       255,470
     ($0.15 per share, September)      1,793,356       1,793       268,677          -                                       270,470
     ($0.15 per share, October)        1,335,406       1,335       304,473          -                                       305,808
      $0.19 per share, November)       1,709,659       1,710       323,125          -                                       324,835
     ($0.63 per share, December)         339,398         339       180,273          -                                       180,612
Valuation adjustment for
collateralized shares                          -           -             -    863,370                                       863,370
Adjustment for variable option
accounting                                     -           -        55,160          -                                        55,160
Adjustment to issuance of common
stock for stock options, August          (24,000)        (24)           24          -
Loans payable  shareholder, at $0.13
 per share, July                       1,992,187       1,992       253,008          -                                       255,000
Stock options granted for wages, July          -           -       919,197          -                                       919,197

                      The accompanying notes are an integral part of these consolidated financial statements.





Issuance of additional stock for sale
of common stock for cash in
2000, December                           250,000         250         (250)          -
     Stock option compensation:
     January                                   -           -       360,757          -                                       360,757
     February                                  -           -       333,674          -                                       333,674
     March                                     -           -       326,903          -                                       326,903
     April                                     -           -       316,732          -                                       316,732
     May                                       -           -       316,732          -                                       316,732
     June                                      -           -       316,732          -                                       316,732
     July                                      -           -     3,477,119          -                                     3,477,119
     August                                    -           -       316,731          -                                       316,731
     September                                 -           -       324,131          -                                       324,131
Issuance of common stock to                    -           -
Card One:
     ($0.21 per share, July)           3,341,974       3,342       698,473          -                                       701,815
     ($0.16 per share, August)         3,944,986       3,945       627,253          -                                       631,198
     ($0.12 per share, September)          8,060           8           959          -                                           967
     Net loss                                  -           -             -          -                      (14,774,236) (14,774,236)

BALANCE, December 31, 2001            86,704,204      86,704    50,899,028   (136,630)          0        0 (56,066,660)  (5,217,558)

     Issuance of common stock for
     debt:
     ($0.37 per share, May)              114,308         114        41,723          -           -                    -       41,837
     ($0.37 per share, July)              18,180          18         6,636          -           -                    -        6,654
     ($0.37 per share, September)         24,645          25         8,995          -           -                    -        9,020
     Issuance of common stock for
     interest:
     ($0.12 per share, January)        3,679,936       3,680       419,513          -           -                    -      423,193
     ($0.11 per share, February)       3,947,206       3,947       430,245          -           -                    -      434,192
     ($0.12 per share, March)          3,690,397       3,690       439,157          -           -                    -      442,847
     ($0.06 per share, April)          7,380,795       7,381       435,467          -           -                    -      442,848
     ($0.08 per share, May)            5,094,311       5,094       427,922          -           -                    -      433,016
     ($0.08 per share, June)           5,273,031       5,273       427,116          -           -                    -      432,389
     ($0.06 per share, July)           7,848,393       7,849       423,812          -           -                    -      431,661
     ($0.08 per share, August)         5,743,000       5,743       424,982          -           -                           430,725

                      The accompanying notes are an integral part of these consolidated financial statements.

     ($0.07 per share, September)      6,759,204       6,759       422,299          -           -                    -       429,058
     ($0.07 per share, October)          140,000         140         8,960          -           -                    -         9,100
     ($0.08 per share, November)         113,750         114         8,986          -           -                    -         9,100
     ($0.04 per share, December          211,628         212         8,889          -           -                    -         9,101
     Issuance of common stock for
     financial, development and
     administrative services:
     ($0.19 per share, March)            200,000         200        37,800          -           -                    -        38,000
     ($0.08 per share, July)             200,000         200        16,040          -           -                    -        16,240
     ($0.18 per share, August)           452,429         453        79,225          -           -                    -        79,678
     ($0.06 per share, September)        120,000         120         7,440          -           -                    -         7,560
     ($0.07 per share, November)       1,263,242       1,263        80,847          -           -                    -        82,110
     ($0.05 per share, December)         480,000         480        21,120          -           -                    -        21,600
     ($0.06 per share, December)         700,000         700        41,800          -           -                    -        42,500
     Cancellation of common stock
     issued for directors' fees:
     ($1.29 per share, April)          (110,000)       (110)      (141,790)         -           -                    -     (141,900)
     ($1.29 per share, June)            (75,000)        (75)       (96,675)         -           -                    -      (96,750)
     Compensation for consultants              -                   328,665          -           -                    -      328,665
     Accrued compensation
     converted into options                    -                   145,000          -           -                    -      145,000
     Stock option compensation:
     March                                     -                   233,579          -           -  (22,919)          -      210,660
     April                                     -                       790          -           -                    -          790
     May                                       -                       790          -           -                    -          790
     June                                      -                       791          -           -                    -          791
     July                                      -                    72,479          -           -                    -       72,479
     August                                    -                     7,712          -           -                    -        7,712
     September                                 -                    15,680          -           -                    -       15,680
     October                                   -                       790          -           -                    -          790
     November                                  -                       790          -           -                    -          790
     December                                  -                    37,650          -           -   (6,890)          -       30,760
     Amortization of deferred option
     compensation:
     January                                   -                         -          -                                -
     February                                  -                         -          -                                -

                      The accompanying notes are an integral part of these consolidated financial statements.

     March                                     -                         -          -                                -
     April                                     -                         -          -                  790           -          790
     May                                       -                         -          -                  790           -          790
     June                                      -                         -          -                  791           -          791
     July                                      -                         -          -                  790           -          790
     August                                    -                         -          -                  790           -          790
     September                                 -                         -          -                  791           -          791
     October                                   -                         -          -                  790           -          790
     November                                  -                         -          -                  790           -          790
     December                                  -                         -          -                  791           -          791
     Valuation adjustment for
     collateralized shares                     -                              103,991                                -      103,991
     Shares issued for settlements:
     ($0.08 per share, September)        286,267         286        22,615          -                    -           -       22,901
     ($0.05 per share, December)          30,588          31         1,498          -                    -           -        1,529
     Net loss                                                            -          -                    -  (7,738,743)  (7,738,743)
     BALANCE, December 31, 2002      140,290,514     140,291    55,748,366    (32,639)            (22,696) (63,805,403)  (7,972,081)

     Issuance of stock for services
     rendered:

     ($0.05 per share, February)       1,530,588       1,530        75,030                                                   76,560
     ($0.05 per share, March)            500,000         500        24,500                                                   25,000
     ($0.05 per share, June)             466,378         466        22,853                                                   23,319
     ($0.05 per share, October)            7,050           7           345                                                      352
     ($0.05 per share, November)       5,002,144       5,002       245,105                                                  250,107
     ($0.05 per share, December)         240,916         241        11,805                                                   12,046
     ($0.06 per share, December)         700,000         700        41,300                                                   42,000
Issuance of stock in lieu of interest
     payments:
     ($0.05 per share, March)          1,625,792       1,626        84,541                                                   86,167
     ($0.05 per share, December)      12,206,425      12,207       627,387                                                  639,594
Issuance of stock for cash:              250,000         250        24,750                                                   25,000

     Common stock subscribed                                                 (525,000)    600,000                            75,000
Issuance of stock for settlement
of debt:
     ($0.05 per share, November)         389,052         389        19,065                                                   19,454

                      The accompanying notes are an integral part of these consolidated financial statements.


     ($0.05 per share, December)         400,000         400        19,600                                                   20,000
     Stock option compensation:                                     79,139                                                   79,139
     Amortization of deferred
     option compensation:                                                                           22,696                   22,696
     Net Stock cancellation
     adjustment                       (3,140,259)     (3,140)        3,140                                                        -
     Writeoff of stock subscription
     receivable                                                                32,639                                        32,639
     Net Loss                                                                                               (3,785,439)  (3,785,439)
     BALANCE,  December 31, 2003     160,468,600     160,469    57,026,926   (525,000)    600,000        - (67,590,842) (10,328,447)
     Issuance of stock for services
     rendered:
     ($0.10 per share, January)          150,000         150        14,850                                                   15,000
     ($0.15 per share, January)          200,000         200        29,800                                                   30,000
     ($0.145 per share, August)          689,655         690        99,310                                                  100,000
     ($0.08 per share, August)           500,000         500        39,500                                                   40,000
     Issue of stock in lieu of
     interest payments:
     ($0.13 per share, February)         280,419         280        36,174                                                   36,454
     ($0.165 per share, February)        175,841         176        28,838                                                   29,014
     Issue of stock for cash:
     ($0.05 per share, January)        2,586,310       2,586       126,729                                                  129,315
     ($0.30 per share, January)          250,000         250        74,750                (75,000)                                -
     ($0.08 per share, February)          62,500          63         4,937                                                    5,000
     ($0.30 per share, February)          83,333          83        24,917                (25,000)                                -
     ($0.06 per share, November)          66,667          66         3,934                                                    4,000
     ($0.09 per share, November)         101,111         101         8,999                                                    9,100
     ($0.065 per share, November)        100,000         100         6,400                                                    6,500
     Common stock subscription
     received                                                                 275,000                                       275,000
     Stock option compensation                                      90,049                                                   90,049
     Net Loss                                                                                               (4,229,168)  (4,229,168)
     BALANCE, December 31, 2004      165,714,436     165,714    57,616,113   (250,000)    500,000        - (71,820,010) (13,788,183)

                      The accompanying notes are an integral part of these consolidated financial statements.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Statement of Cash Flows
Years Ended December 31, 2004 and 2003 and Period from Inception (February 26,
1997) through December 31, 2004
(Amounts expressed in US Dollars)

                                                                                                   For the Period
                                                                      For the Years Ended          From Inception
                                                                           December 31,            (February 26, 1997)
                                                               ------------------------------      Through December 31,
                                                                   2004                2003                 2004
                                                               --------------------------------------------------------
                                                                    $                   $                     $
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       (4,229,168)         (3,785,439)           (71,820,010)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                                           -                   -                365,010
Stock option compensation                                          90,049              79,139             10,503,654
Adjustment for variable accounting of options                                                                 55,160
Amortization of deferred option compensation                            -              22,696                 22,696
Common stock issued for services
and compensation                                                  185,000             468,838             24,870,021
Common stock issued for interest expense                           65,468             725,761              7,020,283
Common stock issued to settle CardOne
claims                                                                                                     1,667,299
Common stock issued for directors' fees                                                                      432,700
Write-off of common stock subscription
receivable                                                              -              32,639              2,125,000
(Gain) loss on extinguishment of debt                                   -                   -                931,210
Loss on impairment of assets                                            -              27,665                703,211
Changes in current assets and liabilities:
Prepaid Expenses and other                                        (33,686)            (24,058)               (28,553)
Accounts payable and accrued expenses                           3,012,872           1,669,128             12,152,314

                                                               --------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                            (909,465)           (783,631)           (11,000,005)
                                                               --------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                                   -                   -               (347,349)
Acquisition of patents                                                  -                   -                (46,854)
Investment in real estate joint venture                                 -                   -                (36,515)

                                                               --------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                   -                   -               (430,718)
                                                               --------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) loans payable -                      73,570             124,315                452,885
shareholders
Loans - CEO America                                                     -                   -                150,000
Proceeds from notes payable                                        65,000             193,500              3,511,827
Proceeds from common stock subscription
received                                                          275,000              75,000                525,000
Sales of common stock                                             153,915              25,000              5,908,730
Amounts owed to employees and officers                            313,496             407,070                896,367

                                                               --------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                         880,981             824,885             11,444,809
                                                               --------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                   (28,484)             41,254                 14,086

CASH AT BEGINNING OF PERIOD                                        42,570               1,316                      -

                                                               --------------------------------------------------------
CASH AT END OF PERIOD                                              14,086              42,570                 14,086
                                                               --------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Statement of Cash Flows
Years Ended December 31, 2004 and 2003 and Period from Inception (February 26,
1997) through December 31, 2004
(Amounts expressed in US Dollars)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------

                                                                                              For the Period
                                                                 For the Years Ended          From Inception
                                                                    December 31,            (February 26, 1997)
                                                             --------------------------     Through December 31,
                                                                2004           2003                 2004
                                                                ----           ----                 ----
  Cash paid during the year for:
    Interest                                                  $      -        $       -          $        -
                                                              ========        =========          ==========

NON-CASH FINANCING AND INVESTING ACTIVITIES:
--------------------------------------------

  Issuance of common stock for debt                           $      -        $  39,454          $  659,965
                                                              ========        =========          ==========

  Stock options granted for accrued wages                     $               $                  $1,064,197
                                                              ========        =========          ==========

  Issuance of common stock for interest                       $ 65,468        $ 725,761          $7,020,283
                                                              ========        =========          ==========

  Issuance of common stock for investment in
    real estate joint venture                                 $      -        $       -          $  510,516
                                                              ========        =========          ==========

  Issuance of common stock for equipment                      $      -        $       -          $    8,000
                                                              ========        =========          ==========

  Issuance of common stock for IC One, Inc.                   $      -        $       -          $   34,929
                                                              ========        =========          ==========

  Issuance of common stock for shareholder's
    loan                                                      $      -        $       -          $  405,000
                                                              ========        =========          ==========

  Issuance of common stock for software                       $      -        $       -          $  115,000
                                                              ========        =========          ==========

  Issuance of common stock for notes receivable               $      -        $       -          $2,300,000
                                                              ========        =========          ==========
  (Cancellation) issuance of common stock for
    directors' fees                                           $      -        $       -          $  194,050
                                                              ========        =========          ==========

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(Amounts expressed in US Dollars)


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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
-------------

The accompanying financial statements have been prepared according to United States Generally Accepted Accounting Principles. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise and has incurred net losses of $71,820,010 since inception. Additionally, the Company had a net working capital deficiency of $13,788,183 and a total shareholders' deficiency of $13,788,183 at December 31, 2004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management expects to incur additional losses for the foreseeable future and recognizes the need to raise capital through the future issuance of stock and/or

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(Amounts expressed in US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern (Continued)
-------------------------

debentures in order to develop a viable business. The Company continues to implement cost-cutting measures. It may also rely increasingly on strategic alliances with others who will assume responsibility for financing specific required development tasks, thus, reducing the Company's financial requirements for the exploitation of its intellectual properties.

As of December 31, 2004, current liabilities are substantially past due. In the event demands are made upon the Company which cannot be met and the associated creditors successfully pursue action against the Company, the Company could be exposed to additional costs of legal fees, interest or penalties, and may be forced to take other defensive actions, including filing for bankruptcy.

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(Amounts expressed in US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Research and Development Costs
------------------------------

Research and development expenditures are charged to expense as incurred, unless such costs are expected to be reimbursed. The Company capitalizes costs related to acquired technologies that have achieved technological feasibility and have alternative uses. Research and development expenses totaled approximately $1,908,055 and $457,594 for the years ended December 31, 2004 and 2003, respectively.

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

Intangible Assets
-----------------

Intellectual Property is recorded at cost less impairment written down. Impairment tests are performed at least once a year and when conditions indicating possible impairment exist, intellectual property is written down if the carrying amount exceeds the fair value or if significant doubt exists with respect to recoverability. During the year ended December 31, 2003, Patents were written down to nil value.

Stock-Based Compensation
------------------------

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(Amounts expressed in US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation-Cont'd
-------------------------------
by APB 25, as permitted for stock-based compensation relative to the Company's employees. Stock and options granted to other parties in connection with providing goods and services to the Company are accounted for under the fair value method as prescribed by SFAS 123.

In December 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS Statement No. 123". This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. We have adopted the increased disclosure requirements of SFAS No. 148 for the fiscal year ended December 31, 2004.

The additional disclosures required by SFAS No. 148 are as follows:

                                                                        For Years Ended December 31,
                                                                         2004                 2003
                                                                         ----                 ----
Net loss attributable to common stockholders,
  as reported                                                        $(4,229,168)         $(3,785,439)

Add:  Stock-based compensation expense included
        in reported net income, net of related
        tax effect                                                        90,049               79,139

Less:  Total stock-based compensation expense
        determined under the Black-Scholes fair value-based
        method for all awards *                                          (90,049)            (179,028)
                                                                     -----------          -----------
Proforma net loss attributable to common
  stockholders                                                       $(4,229,168)         $(3,885,328)
                                                                     ===========          ===========
Basic and diluted net loss attributable to common stockholders:
    As reported                                                      $     (0.03)         $     (0.03)
                                                                     ===========          ===========
    Proforma                                                         $     (0.03)         $     (0.03)

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(Amounts expressed in US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation-Cont'd
-------------------------------
* The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for stock options granted during the years 2004 and 2003: annual dividends of $0; expected volatility range of 51.52% to 160.73% for 2004 and 108.23% to 221.67% for 2003,
respectively; risk-free interest rate of 2.75% to 3% for 2004 and 2.5% for 2003; and expected life of five to ten years.


Income Taxes
------------

The Company accounts for income taxes in accordance with SFAS No. 109,"Accounting for Income Taxes". Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

Loss per Common Share
---------------------
Basic and diluted loss per share has been calculated based upon the weighted average number of common shares outstanding, excluding 759,056 subscribed shares, 30,116,134 shares discussed in Note 7 and the 2,100,000 shares discussed in Note 12, and excludes any potentially dilutive securities. Stock options and convertible notes have been excluded as common stock equivalents in the computation of diluted loss per share since the results would be anti-dilutive. Obligations to issue additional shares, which could potentially dilute earnings per share, were approximately 137,600,000 at December 31, 2004 and 122,560,000 at December 31, 2003.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The main areas of estimates include the calculation of stock based compensation, accrued liabilities and valuation allowance

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments consist primarily of cash, notes payable and accounts payable and accrued expenses, which approximate fair value because of their short maturities. The Company's notes payable approximate the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2004.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(Amounts expressed in US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss)
---------------------------
The Company has adopted SFAS No. 130 Reporting Comprehensive Income (Loss). This standard requires companies to disclose comprehensive income in their consolidated financial statements. In addition to items included in net income, comprehensive income includes items currently charged or credited directly to stockholders' equity, such as foreign currency translation adjustments.


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

SFAS 123R - In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R revises FASB Statement No. 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). SFAS 123R is effective for non-small business issuers for all interim periods beginning after June 15, 2005. SFAS 123R is effective for small business issuers for all interim periods beginning after December 15, 2005. As such, the Company is required to adopt these provisions commencing January 1, 2006. The Company is currently evaluating the impact of SFAS 123R on its consolidated financial statements.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(Amounts expressed in US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Pronouncements- Cont'd
-----------------------------

SFAS 154 - Financial Accounting Standards Board ("FASB") Statement No. 154 Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3 This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle.

This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, non financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. This Statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of prefer ability. FASB Statement No. 154 is effective for fiscal years beginning after December 15, 2005.

SFAS 155 - In February 2006, the FASB issued SAFS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS is an amendment to SFAS 133 and 140. SFAS 155 improves financial reporting by eliminating the exception from applying SFAS 133 to interest in securitized financial assets so similar instruments are accounted for similarly regardless of the form of instruments. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have an impact on its financial position or results of operation.


SFAS 156 - In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets", which amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial position and operations.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(Amounts expressed in US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Pronouncements- Cont'd
-----------------------------

FIN 48 - In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position and operations.

SFAS 157 -In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements, however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be its fiscal year beginning November 1, 2008. The Company is currently reviewing the effect, if any, SFAS 157 will have on its financial position and operations.

SFAS 158 - In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

SAB 108 - In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 (Topic 1N), "Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, "Accounting Changes and Error Corrections." Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years' historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year's beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006, which for the Company would be its fiscal year beginning November 1, 2007. The implementation of SAB No. 108 is not expected to have a material impact on the Company's results of operations and financial condition.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(Amounts expressed in US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Pronouncements- Cont'd
-----------------------------

SFAS 159 - In February 2007, the FASB issued SFAS No. 159 ("SFAS 159") - the fair value option for financial assets and liabilities including in amendment of SFAS 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair value measurements. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.

Cash and Cash Equivalents
-------------------------
The Company considers all short-term highly liquid investments with a maturity date of three months or less to be cash equivalents.

NOTE 3 - AMOUNTS OWED TO OFFICERS

Loans payable to officers are non-interest bearing advances made on behalf of the Company that are unsecured and payable on demand.

NOTE 4 - AMOUNTS OWED TO EMPLOYEES

Amounts owed to employees are non-interest bearing advances made on behalf of the Company that are unsecured and payable on demand.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(Amounts expressed in US Dollars)

NOTE 5 - CONVERTIBLE NOTES PAYABLE

At December 31, 2004, secured convertible notes payable of $ 2,766,316 (2003: $ 2,701,316) bear interest at a rate of 12% annually and are secured by Company's intellectual property. The notes mature at various dates extending through September 2004. In a letter to Note holders on December 30, 2004, the Company advised all note holders that there had been a technical delay in conversion to Common Stock, and that notes would be extended on a month-by-month basis until resolution. The issue was resolved on November 30, 2006 when the number of authorized shares was increased.

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

At December 31, 2004, these notes are convertible into 55,326,320 shares of common stock (2003: 54,026,320).

NOTE 6 - LOANS PAYABLE - CEO AMERICA

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(Amounts expressed in US Dollars)


NOTE 7 - DEFERRED COMPENSATION

In July 2002, various consultants, who were owed fees and/or other compensation, signed deferred payment/compensation stock option agreements. The deferred compensation agreements allow the holders to defer payment of their owed compensation by electing to receive cash, common stock or stock options in accordance with the terms of their agreements.

At December 31, 2004, deferred compensation, if the holders so elect, is convertible into stock options totaling 18,493,000 shares (2003:13,381,250 shares) of common stock which are potentially dilutive to earnings per share.

NOTE 8 - INCOME TAXES

At December 31, 2004, the Company has available unused net operating loss carryovers of approximately $60,000,000 that may be applied against future taxable income and expire at various dates through 2024. The Company has a deferred tax asset arising from such net operating loss deductions and has recorded a valuation allowance for the full amount of such deferred tax asset since the likelihood of realization of the tax benefits cannot be determined. These losses may be subject to substantial limitations as a result of IRC
Section 382 rules governing changes in control.

Further, the Company has not filed any federal, state or local income or franchise tax returns for the years ended December 31, 2004, 2003, 2002 and 2001. Such failure may have a material adverse effect on the amount of any net operating loss carry forwards and may subject the Company to fines.

         Deferred tax asset:                                        2004             2003

           Net operating loss carry forward                     $24,000,000       $22,600,000
           Valuation allowance                                  (24,000,000)      (22,600,000)
                                                                -----------        -----------

               Net Deferred Tax Asset                           $         -       $         -
                                                                ===========       ===========

For the year ended December 31, 2004, the valuation allowance increased approximately $1,400,000.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(Amounts expressed in US Dollars)

NOTE 9 - SHAREHOLDERS' DEFICIENCY

Equity Transactions
-------------------
2004
----

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

On February 27, 2004 the Company issued 280,419 and 175,841 common shares for interest payments of $36,454 and $29,013, respectively. The shares were issued at $0.13 and $0.165, respectively.

On February 27, 2004 the Company issued 83,333 common shares in exchange for cash. The shares were issued at $0.30.

On August 10, 2004 the Company issued 689,655 common shares in exchange for services valued at $100,000. The shares were issued at $0.145.

On August 23, 2004 the Company issued 500,000 common shares in exchange for services valued at $40,000. The shares were issued at $0.08.

On November 22, 2004 the Company issued 66,667 common shares, 11,111 common shares, 90,000 common shares and 100,000 common shares in exchange for cash. The shares were issued at $0.06, $0.09, $0.09 and $0.065, respectively.

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(Amounts expressed in US Dollars)

NOTE 9 - SHAREHOLDERS' DEFICIENCY-Cont'd

Authorized Shares
-----------------
As at December 31, 2004, the Company is authorized to issue 200,000,000 shares of common stock. At December 31, 2004, the Company had common stock shares outstanding of 165,714,436 and an additional 137,593,602 shares issuable upon the conversion of stock options, convertible debt and deferred compensation. As a result, the Company would exceed the authorized amount by 103,308,038. The Company would be required to seek shareholder approval to increase the shares authorized limits in order to satisfy its potential conversion of dilutive securities.

As an alternative, the Company may purchase shares of common stock in the open market, or seek to repay the indebtedness in lieu of conversion.

Effective November 29, 2006, the Board of Directors of the Company approved amendments to the Articles of Incorporation to adopt an increase in the capital stock of the
Company's common stock from 200,000,000 to 500,000,000 shares. Furthermore, during a special meeting of the Board of Directors on July 20, 2007, the Board voted to approve a resolution to increase the number of authorized shares to 600,000,000. (Refer subsequent events).

NOTE 10 - STOCK OPTION PLAN

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

The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for stock options granted during the years 2004 and 2003: annual dividends of $0; expected volatility range of 51.52% to 160.73% for 2004 and 108.23% to 221.67% for 2003,
respectively; risk-free interest rate of 2.75% to 3.0% for 2004 and 2.5% for 2003; and expected life of five to ten years. The estimated weighted - average fair values of stock options granted to employees, officers and directors during the year 2004 and 2003 was approximately $.08 and $.07 respectively. The market price of shares during the time of grants ranged from $0.07 to $0.17 in 2004 and from $0.05 to $0.17 in 2003.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(Amounts expressed in US Dollars)


NOTE 10 - STOCK OPTION PLAN-Cont'd

                                                      Stock Options
                                                -------------------------
                                                                Weighted
                                                                Average
                                                                Exercise
                                                  Shares         Price
                                                  ------         -----

         Outstanding at December 31, 2002       43,794,809      $   0.09
           Granted                               3,430,490      $   0.07
           Exercised                                     -          -
           Cancelled                                     -          -
         Outstanding at December 31, 2003       47,225,299      $   0.09
           Granted                               1,200,000      $   0.11
           Exercised                                     -          -
           Cancelled                                     -          -
         Outstanding at December 31, 2004       48,425,299      $   0.09

The following table summarizes the Company's stock options outstanding and exercisable at December 31, 2004:

                                        Options Outstanding                           Options Exercisable
                              ---------------------------------------             --------------------------
                                               Weighted
                                                Average      Weighted                               Weighted
                                               Remaining     Average                                Average
  Range of Exercise               Number      Contractual    Exercise                Number         Exercise
       Prices                  Outstanding       Life         Price                Exercisable        Price
       ------                  -----------       ----         -----                -----------        -----
                              (In Thousands)   (In Years)                         (In Thousands)
$0.00 - $0.23                     44,845           4.73       $0.08                    44,845         $0.09
$0.48 - $0.49                      3,247           5.65       $0.48                     3,247         $0.48
$0.64 - $0.80                        333           5.33       $0.64                       333         $0.64
                                --------                                             --------
                                  48,425                                               48,425
                                ========                                             ========

The market price of the 1,200,000 stock options granted in 2004 ranged from $0.07 to $0.17.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(Amounts expressed in US Dollars)


NOTE 11 -OUTSIDE RESEARCH AND DEVELOPMENT SERVICES

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

In June 2001, the Company reached a settlement and agreed to reduce the balance of accounts payable to them by $770,000, to $1,200,000. The agreement resulted in an extraordinary gain from settlement of $770,000. The agreement also calls for the return to the Company of 2,100,000 shares of common stock placed in escrow as collateral for the obligation. The agreement permits the Company to repay the remaining amount over a period of time as long as fifteen months, starting no later than September 30, 2001. The amounts expected to be repaid will increase from $70,000 per month in September 2001 to $90,000 per month through December 2002. During 2001, the Company made two of the four payments due in 2001 which totaled to $140,000. The unpaid balance is $1,709,400, including accrued interest charges of $649,400, as of December 31, 2004. In December 2003, the Company received certificates for the return of all of the 2,100,000 shares of common stock which were then cancelled.

NOTE 12 - SHORT TERM LOANS

These short term loans and advances are non-interest bearing and were converted to stock in 2005.

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(Amounts expressed in US Dollars)


NOTE 13 - LITIGATION AND SETTLEMENT OF CLAIMS-Cont'd

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


Sandra Lueck vs. Schimatic Cash Transactions Network.com, Inc. d/b/a Smart Chip Technologies, Smart Chip Technologies L.L.C., and IC One, Inc.
--------------------------------------------------------------------------------

On August 16, 2002, Sandra Lueck initiated an action against the Company for unpaid wages, interest, costs and attorney's fees. On October 31, 2002, judgment

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(Amounts expressed in US Dollars)


NOTE 13 - LITIGATION AND SETTLEMENT OF CLAIMS-Cont'd

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


PR Newswire Association, Inc. vs. Smart Chip Technologies, L.L.C.
-----------------------------------------------------------------

On May 21, 2003, PR Newswire Association, Inc. initiated an action against the Company in the Superior Court of New Jersey, Hudson County for unpaid amounts owed for services provided in the amount of approximately $4,000. On July 18, 2003, a judgement was entered against the Company (a provision of $4,000 has been provided for in the financial statements at December 31, 2004). The Company is currently in default of the judgement and would be liable to pay interest from the date of judgement until paid in full.

James E. Biorge
---------------

The Company is reviewing, with the advice of legal counsel, whether the Company has legal claims that may be asserted against James E. Biorge, a founder and officer and director of IC One at the time it was acquired in September 1999. At the time of such acquisition, the Company set aside in a special trust approximately 7.8 million shares of common stock to be used to resolve claims that may be asserted against IC One by persons claiming an interest in or claim against IC One as a successor-in-interest to the assets, operations and liabilities of CardOne, which Mr. Biorge had also been instrumental in founding

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(Amounts expressed in US Dollars)


NOTE 13 - LITIGATION AND SETTLEMENT OF CLAIMS (Continued)

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

On October 2, 2007, James Biorge and Jami Biorge (Mr. Biorge's daughter) initiated an action against the company in the United States District Court for the District of Utah (Case # 07cv00129), seeking the above-noted shares which were previously cancelled by the Company, as well as attorney's fees and punitive damages. The Company plans to vigorously defend itself and believes that there is a reasonable possibility that the outcome of any claim would not be unfavorable to the Company. Additionally, the Company may pursue claims against Mr. Biorge and seek damages in addition to cancellation of the shares.


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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(Amounts expressed in US Dollars)


NOTE 14 - PAYROLL TAXES

Internal Revenue Service
------------------------

The Company's wholly owned subsidiary, IC One, Inc., has received notification from the Internal Revenue Service that IC One has an unpaid liability for employment taxes and amounts withheld from employees' wages for the periods from July 1, 1999, through September 30, 2001. IC One erroneously filed an employer tax report for the quarter ended September 30, 2001, even though it did not have any employees and paid no payroll after June 30, 2001. Accordingly, IC One was not required to make federal tax deposits for the periods after June 30, 2001. The Internal Revenue Service has filed tax liens against the Company with respect to such amounts outstanding. As of December 31, 2004, the aggregate amount owed by IC One, together with applicable penalties and interest, for the period from July 1, 1999, through June 30, 2001, was approximately $1,277,000. The Company is attempting to negotiate with the Internal Revenue Service regarding payment of the amounts owed by IC One.

The total amount of unpaid employment taxes owed by the Company was approximately $1,277,000 (including interest and penalties of approximately $325,000). The Company continues to work with the Internal Revenue Service via the appeals process to resolve its outstanding liability. The Company does not believe that the liability will hinder the progress of the Company.


Utah State Tax Commission
-------------------------

The State of Utah has filed tax liens against the Company of approximately $53,000 as of December 31, 2004, for unpaid employee withholding taxes and related amounts.

California Employment Development Corporation
---------------------------------------------

The State of California has filed tax liens against the Company for unpaid employee withholding taxes and related amounts aggregating approximately $65,000 as of December 31, 2004.

Nebraska Department of Revenue
------------------------------

The State of Nebraska has filed tax liens against the Company for unpaid

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(Amounts expressed in US Dollars)


NOTE 14 - PAYROLL TAXES-Cont'd

employee withholding taxes and related amounts aggregating approximately $5,000 as of December 31, 2004. On June 26, 2007, the Company paid its tax obligation to the State of Nebraska in full.

NOTE 15 - Strategic Alliances

The Company has established strategic alliances to market its products and services. (Refer Note 21 - Subsequent Events for licensing agreements signed with Retention Management Group, Inc. and Phoenix Technology Holdings, Inc.)

NOTE 16 - Employment Agreements

As of December 31, 2004, the Company was obligated under two employment agreements with certain officers. Compensation under the agreements include annual salaries approximately $214,500.

NOTE 17 - RELATED PARTY TRANSACTIONS

As of December 31, 2004 and 2003 the Company is liable to executive officers and directors for secured convertible promissory notes for $1,220,462, with interest at 12%.
Interest on such notes accrued approximates $169,000 for 2004 (2003: $150,000). These notes were assigned to Phoenix Technology Holdings Inc. in April 2006 (see
Note 20 - Subsequent Events) Also during 2004, a director maintained a current account with the Company to assist the Company meet its operating expenses. As of December 31, 2004, there was a payable of $19,000 (2003: $19,000)
approximately to this director.

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(Amounts expressed in US Dollars)


NOTE 20-SUBSEQUENT EVENTS

A)   Subsequent issue of common shares:


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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(Amounts expressed in US Dollars)

NOTE 20-SUBSEQUENT EVENTS

A)   Subsequent issue of common shares:
On February 13, 2006, the Company issued 2,000,000 common shares in exchange for past services valued at $100,000. The shares were issued at $0.05.

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(Amounts expressed in US Dollars)


NOTE 20-SUBSEQUENT EVENTS

A)   Subsequent issue of common shares:

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(Amounts expressed in US Dollars)


NOTE 20-SUBSEQUENT EVENTS-Cont'd

B)   Options


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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(Amounts expressed in US Dollars)


NOTE 20-SUBSEQUENT EVENTS-Cont'd

C) Events

Joseph E. Diamond
-----------------

On February 19, 2004, Joseph E. Diamond was appointed Senior Vice-President of Administration and Finance. In addition to these duties, on November 12, 2004 Mr. Diamond was elected CEO of the Company. Mr. Diamond was relieved as CEO of the Company and resigned his previous position on December 16, 2004. On January 26, 2005, Therese Diamond (Mr. Diamond's spouse) filed a complaint against the Company in the Superior Court of California, County of Los Angeles bearing case number LC-070391 and on February 4, 2005 Joseph Diamond filed a complaint against the Company in the Superior Court of California, County of Los Angeles bearing case number LC-070495. On February 3, 2006, the parties entered into a Settlement and Release Agreement under which the Company agreed to issue 7,250,000 shares of common stock which resolved the matters and they were subsequently dismissed by the Courts.


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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(Amounts expressed in US Dollars)


NOTE 20-SUBSEQUENT EVENTS-Cont'd

C) Events

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2004 and 2003
(Amounts expressed in US Dollars)


NOTE 20-SUBSEQUENT EVENTS-Cont'd

C) Events


Increase in Authorized Shares
-----------------------------

During a special meeting of the Board of Directors on July 20, 2007, the Board voted to approve a resolution to increase the number of authorized shares to 600,000,000.

The International Investor
--------------------------

On August 30, 2007, The International Investor, K.S.C.C., a Kuwait-based company, initiated an action in the United States District Court for the District of Nevada, case # 07-CV-1178, in which the Company was named as a co-defendant, seeking damages in the amount of $100,000,000. The company filed its counter-claim on September,25, 2007 and plans to vigorously defend and counter sue TII for breach of contract, fraud, interference with contractual relations, misappropriation of trade secrets, conversion, unjust enrichment and to seek both compensatory and punitive damages well in excess of $100 million.

Statute-Barred Accounts Payable
-------------------------------

As of September 20, 2007, certain accounts payable of the Company are Statute-Barred under Utah law from being collected by creditors. However, under US GAAP, the Company still records them as a liability. As of September 20, 2007, the amount is approximately 43,000. This amount includes the $41,000 previously Statute-Barred as of December 31, 2005.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Interim Consolidated Balance Sheets
As of March 31, 2004 and December 31, 2003
(Amounts expressed in US Dollars)

                                                                         (Unaudited)             (Audited)
                                                                           March 31,            December 31,
                                                                            2004                    2003
                                                                              $                      $
                                            ASSETS
                                            ------
CURRENT ASSETS:
  Cash                                                                        84,186                 42,570
  Prepaid Expenses and other                                                  37,842                 24,885
                                                                         -----------            -----------
      TOTAL CURRENT ASSETS                                                   122,028                 67,455
                                                                         -----------            -----------
      TOTAL ASSETS                                                           122,028                 67,455
                                                                         ===========            ===========
               LIABILITIES AND SHAREHOLDERS' DEFICIENCY
               ----------------------------------------

CURRENT LIABILITIES:
  Accounts payable - Vendor                                                1,518,600              1,455,000
  Accounts payable - other                                                 2,402,772              2,603,400
  Accrued wages and payroll taxes (note 11)                                1,374,916              1,361,408
  Deferred compensation                                                    1,129,499              1,216,686
  Loans - CEO America                                                        150,000                150,000
  Amounts owed to employees and officers (notes 5 and 6)                     887,676                783,777
  Short term loans                                                            66,793                124,315
  Convertible notes payable (including amounts owed to officers
  $1,220,462 prior year $1,220,462)                                        2,736,316              2,701,316
                                                                         -----------            -----------
      TOTAL CURRENT LIABILITIES                                           10,266,572             10,395,902
                                                                         -----------            -----------


SHAREHOLDERS' DEFICIENCY (note 7):
  Common stock - $.001 par value; 200,000,000 shares
    authorized; 164,257,003 shares issued and outstanding                    164,257                160,469
                (2003: 160,468,600)
  Additional paid-in capital                                              57,410,052             57,026,926
  Common stock subscription receivable                                      (475,000)              (525,000)
  Common stock subscribed                                                    500,000                600,000
  Deficit accumulated during the development stage                       (67,743,853)           (67,590,842)
                                                                         -----------            -----------
      TOTAL SHAREHOLDERS' DEFICIENCY                                     (10,144,544)           (10,328,447)
                                                                         -----------            -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                         122,028                 67,455
                                                                         ===========            ===========

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Interim Consolidated Statements of Operations and Comprehensive Loss
For the three month period Ended March 31, 2004 and 2003 and the Period from Inception (February 26, 1997) to March 31, 2004
(Amounts expressed in US Dollars)
(Unaudited)

                                                                                                For the Period
                                                                                                From Inception
                                                                    March 31,                 (February 26, 1997)
                                                        --------------------------------       Through March 31,
                                                                2004             2003                2004
                                                                ----             ----                ----
                                                                 $                 $                   $
EXPENSES:
  Selling, general and administrative (note 12)               (10,781)           533,463           55,162,058
  Depreciation and amortization                                     -                837              365,010
  Write-off of common stock subscription
    receivable                                                      -                  -            2,125,000
  Loss on impairment of intangible assets                           -                  -              703,211
  Interest expense                                            163,792             75,234            8,457,364
                                                        -------------      -------------         ------------
      TOTAL EXPENSES                                          153,011            609,534           66,812,643
                                                        -------------      -------------         ------------
LOSS BEFORE EXTRAORDINARY ITEM                               (153,011)          (609,534)         (66,812,643)

EXTRAORDINARY ITEM - LOSS ON
  EXTINGUISHMENT OF DEBT                                            -                  -             (931,210)
                                                        -------------      -------------         ------------
NET LOSS                                                $    (153,011)     $    (609,534)        $(67,743,853)
                                                        =============      =============         ============
NET LOSS PER SHARE, BASIC AND DILUTED                   $       (0.00)     $      (0.01)

                                                        =============      ============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING, BASIC AND DILUTED                          162,774,572        141,343,895
                                                        =============      =============

COMPREHENSIVE LOSS
The components of comprehensive loss are as follows:

Net loss                                                $    (153,011)     $    (609,534)
Other comprehensive income (loss) foreign currency
Translation                                                         -                  -
Comprehensive Loss                                      $    (153,011)     $    (609,534)

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through March 31, 2004 (Amounts expressed in US dollars)

                                                                                                                Deficit
                                                                                 Common    Common           Accumulated
                                                Common Stock    Additional        Stock     Stock Deferred   During the
                                       Number of                   Paid-in Subscription     to be  Compen-  Development
                                          Shares      Amount       Capital   Receivable    Issued   sation        Stage       Total
Balance - February 26, 1997 (Inception)        -     $     -   $         -   $      -           -        -  $        -  $         -
                                                                                                -        -
     Issuance of common stock for cash:                                                         -        -
     ($1.32 per share, March)             35,676          36        46,964          -           -        -           -       47,000
     ($0.92 per share, April)             10,032          10         9,207          -           -        -           -        9,217
     ($0.75 per share, June)              28,085          28        20,972          -           -        -           -       21,000
     ($0.71 per share, July)             452,223         452       322,434          -           -        -           -      322,886
     ($0.69 per share, August)           695,447         695       477,005          -           -        -           -      477,700
     ($0.68 per share, September)         42,128          42        28,487          -           -        -           -       28,529
     ($0.81 per share, November)          32,715          33        26,517          -           -        -           -       26,550
Issuance of common stock for legal,                                                             -        -
financial, development and
administrative services                                                             -           -
     ($1.32 per share, March)                759           1           999          -           -        -           -        1,000
     ($0.92 per share, April)            379,528         380       349,620          -           -        -           -      350,000
     ($0.92 per share, May)           12,870,501      12,871    11,811,512          -           -        -           -   11,824,383
     ($0.71 per share, July)           3,779,301       3,779     2,684,854          -           -        -           -    2,688,633
     ($0.69 per share, August)         1,479,869       1,480     1,012,322          -           -        -           -    1,013,802
     ($0.68 per share, September)        263,471         263       178,162          -           -        -           -      178,425
     ($0.81 per share, November)          74,957          75        61,150          -           -        -           -       61,225
     Net loss                                  -           -           -            -           -        - (17,349,205) (17,349,205)

Balance - December 31, 1997
(Audited)                             20,144,692      20,145    17,030,205          0           0        0 (17,349,205)    (298,855)

Issuance of common stock for cash:                                                              -        -
     ($2.63 per share, January)           94,882          95       249,905          -           -        -           -      250,000
     ($0.87 per share, February)         108,469         108        94,342          -           -        -           -       94,450


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through March 31, 2004
(Amounts expressed in US dollars)

     ($0.69 per share, March)            176,131         176       122,094          -           -        -           -      122,270
     ($0.70 per share, April)            206,944         207       144,026          -           -        -           -      144,233
     ($0.67 per share, May)              471,374         471       317,029          -           -        -           -      317,500
     ($2.45 per share, June)              26,567          27        64,973          -           -        -           -       65,000
     ($1.24 per share, July)              19,356          19        23,981          -           -        -           -       24,000
     ($2.63 per share, August)             1,898           2         4,998          -           -        -           -        5,000
     ($0.68 per share, September)        284,393         284       194,383          -           -        -           -      194,667
     ($0.66 per share, October)           68,315          68        44,932          -           -        -           -       45,000
     ($0.65 per share, November)         523,935         524       338,874          -           -        -           -      339,398
     ($0.66 per share, December)          37,953          38        24,962          -           -        -           -       25,000
Issuance of common stock for notes                                                              -        -
     ($0.69 per share, July)           1,897,639       1,898     1,298,102 (1,300,000)          -        -           -            -
Issuance of common stock for legal,                                                             -        -
financial, development and
administrative services:                                                            -           -
     ($0.69 per share, March)              3,795           4         2,631          -           -        -           -        2,635
     ($0.70 per share, April)             67,708          68        47,122          -           -        -           -       47,190
     ($0.67 per share, May)              340,057         340       228,710          -           -        -           -      229,050
     ($2.45 per share, June)             379,528         380       928,191          -           -        -           -      928,571
     ($1.24 per share, July)             815,985         816     1,010,949          -           -        -           -    1,011,765
     ($0.68 per share, September)        152,388         152       104,158          -           -        -           -      104,310
     ($0.66 per share, October)           15,181          15         9,985          -           -        -           -       10,000
     ($0.65 per share, November)          51,616          52        33,384          -           -        -           -       33,436
     Net loss                                  -           -             -          -           -        -  (5,448,335)  (5,448,335)

Balance - December 31, 1998
(Audited)                             25,888,806      25,889    22,317,936 (1,300,000)          0        0 (22,797,540)  (1,753,715)
                                                                                                -        -
Issuance of common stock in exchange  18,597,792      18,597       777,516          -           -        -                  796,113
Issuance of common stock for cash:
     ($0.66 per share, January)          713,512         713       469,287          -           -        -                  470,000
     ($0.68 per share, February)         129,799         130        87,870          -           -        -                   88,000
     ($0.66 per share, March)            151,811         152        99,848          -           -        -                  100,000
     ($0.68 per share, April)            179,137         179       120,821          -           -        -                  121,000
     ($0.66 per share, May)               38,712          39        25,461          -           -        -                   25,500


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through March 31, 2004
(Amounts expressed in US dollars)

     ($0.23 per share, July)           1,009,905       1,010       232,874          -           -        -                  233,884
     ($0.66 per share, September)        325,557         325       214,124          -           -        -                  214,449
Issuance of common stock for:                                                                   -        -
Computer services ($2.34 per share,
September)                                11,357          11        26,572          -           -        -                   26,583
                                                                                                -        -
Shareholder's loan ($2.75 per share,
November)                                175,000         175       481,075          -           -        -                  481,250
                                                                                                -        -
Investment in real estate joint
venture ($1.00 per share, December)      420,000         420       419,580          -      114000             (114,000)     420,000

                                                                                                -        -
Issuance of common stock for notes
($1.32 per share, July)                  759,056         759       999,241 (1,000,000)

Issuance of common stock for software    174,583         175       114,825          -                                       115,000
($0.66 per share, August)
Issuance of common stock for legal,
financial, development and
administrative services:
($0.68 per share, February)            1,968,326       1,968     1,332,506          -                                     1,334,474
($0.68 per share, April)               1,913,579       1,914     1,290,633          -                                     1,292,547
($0.66 per share, May)                    57,157          57        37,593          -                                        37,650
($0.66 per share, September)           1,500,860       1,501       986,242          -                                       987,743
Net loss                                       -           -             -          -                       (7,894,949)  (7,894,949)

BALANCE - December 31, 1999
(Audited)                             54,014,949      54,014    30,034,004 (2,300,000)    114,000        0 (30,806,489)  (2,904,471)
Issuance of common stock for cash:
  ($0.60 and $1.00 per share, January)   120,733         121        82,320          -           -        -           -       82,441
  ($0.60 and $1.00 per share, February)  653,466         653       399,427          -           -        -           -      400,080
  ($0.60 and $1.00 per share, March)     508,567         508       413,393          -           -        -           -      413,901
  ($0.60 and $1.00 per share, April)     512,081         512       355,138          -           -        -           -      355,650
  ($0.60 per share, May)                 475,834         476       285,024          -           -        -           -      285,500
  ($0.21 and $0.60 per share, June)      761,667         762       132,838          -           -        -           -      133,600
  ($0.21 per share, July)                160,000         160        95,840          -           -        -           -       96,000
  ($0.60 per share, August)              108,667         109        65,091          -           -        -           -       65,200


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through March 31, 2004
(Amounts expressed in US dollars)

     ($0.40 per share, September)        110,062         110        43,915          -           -        -           -       44,025
     ($0.40 per share, October)           25,000          25         9,975          -           -        -           -       10,000
     ($0.40 per share, November)         100,000         100        39,900          -           -        -           -       40,000
Issuance of common stock for cash
received in 1999 ($0.54 per share,
January)                                 211,669         212       113,788          -    (114,000)                   -
Issuance of common stock for debt
and interest:
     ($1.50 per share, April)          1,122,918       1,123     1,683,254          -           -        -           -    1,684,377
     ($0.60 per share, October)            2,632           3         1,576          -           -        -           -        1,579
     ($0.43 per share, November)          55,814          56        23,944          -           -        -           -       24,000
     ($0.40 per share, December)          77,083          77        30,756          -           -        -           -       30,833
Issuance of common stock for financial                                                          -        -
and development services:                                                                      -        -
     ($2.66 per share, February)          22,768          23        60,449          -           -        -           -       60,472
     ($2.50 per share, March)            139,988         140       349,830          -           -        -           -      349,970
     ($1.97 per share, April)             28,527          29        56,066          -           -        -           -       56,095
     ($1.43 per share, May)                3,000           3         4,287          -           -        -           -        4,290
     ($1.94 per share, June)              90,700          91       175,485          -           -        -           -      175,576
     ($1.42 per share, July)              28,640          29        40,642          -           -        -           -       40,671
     ($0.98 per share, August)            16,114          16        15,842          -           -        -           -       15,858
     ($0.66 per share, September)         40,067          40        26,398          -           -        -           -       26,438
     ($0.64 per share, October)           58,397          58        37,278          -           -        -           -       37,336
     ($0.40 per share, November)          21,155          21         8,441          -           -        -           -        8,462
Issuance of common stock for legal
services                                                                            -           -        -
     ($0.35 per share, November)         500,000         500       174,500          -           -        -           -      175,000
Issuance of common stock for
investment in Real estate joint                                                                 -        -
venture:                                                                                        -        -
     ($2.00 per share, March)             28,432          28        56,836          -           -        -           -       56,864
     ($0.33 per share, October)          101,975         102        33,550          -           -        -           -       33,652
Issuance of common stock to IC One                                                              -        -
shareholders, January                    119,905         120          (120)         -           -        -           -
Cancellation of shares of common stock                                                          -        -
issued in exchange, January             (286,267)       (286)          286          -           -        -           -


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through March 31, 2004
(Amounts expressed in US dollars)

Issuance of common stock for equipment
     ($1.00 per share, January)            8,000           8         7,992          -           -        -           -        8,000
Issuance of common stock to settle
CardOne potential claims ($1.05 per
share, August)                           294,180         294       308,595          -           -        -           -      308,889
     Stock option compensation:                                                                 -        -
     January                                   -           -        29,588          -           -        -           -       29,588
     February                                  -           -        29,588          -           -        -           -       29,588
     March                                     -           -        29,588          -           -        -           -       29,588
     April                                     -           -       407,476          -           -        -           -      407,476
     May                                       -           -       815,726          -           -        -           -      815,726
     June                                      -           -       109,334          -           -        -           -      109,334
     July                                      -           -       109,335          -           -        -           -      109,335
     August                                    -           -       109,335          -           -        -           -      109,335
     September                                 -           -     1,599,960          -           -        -           -    1,599,960
     October                                   -           -       109,335          -           -        -           -      109,335
     November                                  -           -       109,335          -           -        -           -      109,335
     December                                  -           -       109,335          -           -        -           -      109,335
     Net loss                                  -           -             -          -           -        - (10,485,935) (10,485,935)

BALANCE, December 31, 2000 (Audited)  60,236,723      60,237    38,734,475 (2,300,000)          0        0 (41,292,424)  (4,797,712)

Issuance of common stock for financial,
development and administrative services:
     ($0.25 per share, February)          21,386          21         5,326          -                                         5,347
     ($0.22 per share, March)            622,916         623       141,075          -                                       141,698
     ($0.15 per share, April)            402,210         402        58,017          -                                        58,419
     ($0.18 per share, May)               55,000          55         9,570          -                                         9,625
     ($0.19 per share, June)              62,115          62        11,740          -                                        11,802
     ($0.19 per share, July)           1,101,580       1,102       204,601          -                                       205,703
     ($0.16 per share, August)           270,047         270        44,118          -                                        44,388
     ($0.13 per share, September)         68,348          68         9,134          -                                         9,202
     ($0.20 per share, October)          286,406         287        57,717          -                                        58,004
     ($0.20 per share, November)         308,189         308        59,789          -                                        60,097
     ($0.23 per share, December)         395,400         395        89,297          -                                        89,692


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through March 31, 2004
(Amounts expressed in US dollars)

Cancellation of common stock
issued for financial services
($1.50 per share, December)              (55,000)        (55)      (82,445)         -                                       (82,500)
Issuance of common stock for
directors' fees
     ($1.29 per share, March)            335,000         335       432,365          -                                       432,700
Adjustment to issuance of common
stock:
     February                             76,527          77          (77)          -
     October                              35,655          36          (36)          -
Settlement of subscription notes
receivable:
     July                                      -           -             -  1,225,000                                     1,225,000
     December                                  -           -             -     75,000                                        75,000
Issuance of common stock for debt:
     ($0.02 per share, October)        1,385,710       1,386        23,614          -                                        25,000
     $2.74 per share, November)          105,128         105       287,895          -                                       288,000
Issuance of common stock for interest:
     ($0.18 per share, January)          400,000         400        73,134          -                                        73,534
     ($0.18 per share, February)         400,000         400        73,133          -                                        73,533
     ($0.18 per share, March)            419,394         419        76,314          -                                        76,733
     ($0.21 per share, April)            548,160         548       113,652          -                                       114,200
     ($0.21 per share, May)              559,589         560       115,640          -                                       116,200
     ($0.20 per share, June)             835,145         835       164,965          -                                       165,800
     ($0.15 per share, July)           1,459,568       1,460       222,340          -                                       223,800
     $0.15 per share, August)          1,677,982       1,678       253,792          -                                       255,470
     ($0.15 per share, September)      1,793,356       1,793       268,677          -                                       270,470
     ($0.15 per share, October)        1,335,406       1,335       304,473          -                                       305,808
     $0.19 per share, November)        1,709,659       1,710       323,125          -                                       324,835
     ($0.63 per share, December)         339,398         339       180,273          -                                       180,612
Valuation adjustment for collateralized
shares                                         -           -             -    863,370                                       863,370
Adjustment for variable option
accounting                                     -           -        55,160          -                                        55,160
Adjustment to issuance of common
stock for stock options, August          (24,000)        (24)           24          -
Loans payable - shareholder, at
$0.13 per share, July                  1,992,187       1,992       253,008          -                                       255,000
Stock options granted for wages, July          -           -       919,197          -                                       919,197


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through March 31, 2004
(Amounts expressed in US dollars)

Issuance of additional stock for sale
of common stock for cash in 2000,
December                                 250,000         250         (250)          -
     Stock option compensation:
     January                                   -            -      360,757          -                                       360,757
     February                                  -            -      333,674          -                                       333,674
     March                                     -            -      326,903          -                                       326,903
     April                                     -            -      316,732          -                                       316,732
     May                                       -            -      316,732          -                                       316,732
     June                                      -            -      316,732          -                                       316,732
     July                                      -            -    3,477,119          -                                     3,477,119
     August                                    -            -      316,731          -                                       316,731
     September                                 -            -      324,131          -                                       324,131
Issuance of common stock to Card One:
     ($0.21 per share, July)           3,341,974       3,342       698,473          -                                       701,815
     ($0.16 per share, August)         3,944,986       3,945       627,253          -                                       631,198
     ($0.12 per share, September)          8,060           8           959          -                                           967
     Net loss                                  -           -             -          -                      (14,774,236) (14,774,236)

BALANCE, December 31, 2001 (Audited)  86,704,204      86,704    50,899,028   (136,630)          0        0 (56,066,660)  (5,217,558)

     Issuance of common stock for
     debt:
     ($0.37 per share, May)              114,308         114        41,723          -           -                    -       41,837
     ($0.37 per share, July)              18,180          18         6,636          -           -                    -        6,654
     ($0.37 per share, September)         24,645          25         8,995          -           -                    -        9,020
     Issuance of common stock for
     interest:
     ($0.12 per share, January)        3,679,936       3,680       419,513          -           -                    -      423,193
     ($0.11 per share, February)       3,947,206       3,947       430,245          -           -                    -      434,192
     ($0.12 per share, March)          3,690,397       3,690       439,157          -           -                    -      442,847
     ($0.06 per share, April)          7,380,795       7,381       435,467          -           -                    -      442,848
     ($0.08 per share, May)            5,094,311       5,094       427,922          -           -                    -      433,016
     ($0.08 per share, June)           5,273,031       5,273       427,116          -           -                    -      432,389
     ($0.06 per share, July)           7,848,393       7,849       423,812          -           -                    -      431,661
     ($0.08 per share, August)         5,743,000       5,743       424,982          -           -                    -      430,725


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through March 31, 2004
(Amounts expressed in US dollars)

     ($0.07 per share, September)      6,759,204       6,759       422,299          -           -                    -      429,058
     ($0.07 per share, October)          140,000         140         8,960          -           -                    -        9,100
     ($0.08 per share, November)         113,750         114         8,986          -           -                    -        9,100
     ($0.04 per share, December          211,628         212         8,889          -           -                    -        9,101
     Issuance of common stock for
     financial, development and
     administrative services:
     ($0.19 per share, March)            200,000         200        37,800          -           -                    -       38,000
     ($0.08 per share, July)             200,000         200        16,040          -           -                    -       16,240
     ($0.18 per share, August)           452,429         453        79,225          -           -                    -       79,678
     ($0.06 per share, September)        120,000         120         7,440          -           -                    -        7,560
     ($0.07 per share, November)       1,263,242       1,263        80,847          -           -                    -       82,110
     ($0.05 per share, December)         480,000         480        21,120          -           -                    -       21,600
     ($0.06 per share, December)         700,000         700        41,800          -           -                    -       42,500
     Cancellation of common stock
     issued for directors' fees:
     ($1.29 per share, April)          (110,000)       (110)     (141,790)          -           -                    -    (141,900)
     ($1.29 per share, June)            (75,000)        (75)      (96,675)          -           -                    -     (96,750)
     Compensation for consultants              -                   328,665          -           -                    -      328,665
     Accrued compensation converted
     into options                              -                   145,000          -           -                    -      145,000
     Stock option compensation:
     March                                     -                   233,579          -              (22,919)          -      210,660
     April                                     -                       790          -           -                    -          790
     May                                       -                       790          -           -                    -          790
     June                                      -                       791          -           -                    -          791
     July                                      -                    72,479          -           -                    -       72,479
     August                                    -                     7,712          -           -                    -        7,712
     September                                 -                    15,680          -           -                    -       15,680
     October                                   -                       790          -           -                    -          790
     November                                  -                       790          -           -                    -          790
     December                                  -                    37,650          -               (6,890)          -       30,760
     Amortization of deferred option
     compensation:
     January                                   -                         -          -                                -
     February                                  -                         -          -                                -


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through March 31, 2004
(Amounts expressed in US dollars)

     March                                     -                         -          -                                -
     April                                     -                         -          -                  790           -          790
     May                                       -                         -          -                  790           -          790
     June                                      -                         -          -                  791           -          791
     July                                      -                         -          -                  790           -          790
     August                                    -                         -          -                  790           -          790
     September                                 -                         -          -                  791           -          791
     October                                   -                         -          -                  790           -          790
     November                                  -                         -          -                  790           -          790
     December                                  -                         -          -                  791           -          791
     Valuation adjustment for
     collateralized shares                     -                              103,991                                -      103,991
     Shares issued for settlements:
     ($0.08 per share, September)        286,267         286        22,615          -                    -           -       22,901
     ($0.05 per share, December)          30,588          31         1,498          -                    -           -        1,529
     Net loss                                  -                         -          -                    -  (7,738,743)  (7,738,743)
     BALANCE,  December 31, 2002
     (Audited)                       140,290,514     140,291    55,748,366    (32,639)             (22,696)(63,805,403)  (7,972,081)
     Issuance of stock for services rendered:

     ($0.05 per share, February)       1,530,588       1,530        75,030                                                   76,560
     ($0.05 per share, March)            500,000         500        24,500                                                   25,000
     ($0.05 per share, June)             466,378         466        22,853                                                   23,319
     ($0.05 per share, October)            7,050           7           345                                                      352
     ($0.05 per share, November)       5,002,144       5,002       245,105                                                  250,107
     ($0.05 per share, December)         240,916         241        11,805                                                   12,046
     ($0.06 per share, December)         700,000         700        41,300                                                   42,000
Issuance of stock in lieu of
interest payments:
     ($0.05 per share, March)          1,625,792       1,626        84,541                                                   86,167
     ($0.05 per share, December)      12,206,425      12,207       627,387                                                  639,594
     Issuance of stock for cash:         250,000         250        24,750                                                   25,000

     Common stock subscribed                                                 (525,000)    600,000                            75,000
Issuance of stock for settlement
of debt:
     ($0.05 per share, November)         389,052         389        19,065                                                   19,454


     ($0.05 per share, December)         400,000         400        19,600                                                   20,000
     Stock option compensation:                                     79,139                                                   79,139
     Amortization of deferred option
     compensation:                                                                                  22,696                   22,696
     Net Stock cancellation
     adjustment                       (3,140,259)     (3,140)        3,140                                                        -
     Write-off of stock subscription
     receivable                                                                32,639                                        32,639
     Net Loss                                                                                               (3,785,439)  (3,785,439)
     BALANCE, December 31, 2003
     (Audited)                       160,468,600     160,469     57,026,926  (525,000)    600,000        - (67,590,842) (10,328,447)
     Issuance of stock for services
     rendered:
     ($0.10 per share, January)          150,000         150        14,850                                                   15,000
     ($0.15 per share, January)          200,000         200        29,800                                                   30,000
     Issue of stock in lieu of
     interest payments:
     ($0.13 per share, February)         280,419         280        36,174                                                   36,454
     ($0.165 per share, February)        175,841         176        28,838                                                   29,014
     Issue of stock for cash:
     ($0.05 per share, January)        2,586,310       2,586       126,729                                                  129,315
     ($0.30 per share, January)          250,000         250        74,750                (75,000)                                -
     ($0.08 per share, February)          62,500          63         4,937                                                    5,000
     ($0.30 per share, February)          83,333          83        24,917                (25,000)                                -
     Common stock subscription received                                                    50,000                            50,000
     Stock option compensation                                      42,131                                                   42,131
     Net Loss                                                                                                 (153,011)    (153,011)
     BALANCE, March 31, 2004
     (Unaudited)                     164,257,003     164,257    57,410,052   (475,000)    500,000        - (67,743,853) (10,144,543)

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Interim Statement of Cash Flows
Three months Ended March 31, 2004 and 2003 and Period from Inception (February 26, 1997) through March 31, 2004
(Amounts expressed in US Dollars)
(Unaudited)

                                                                                             For the Period
                                                                                             From Inception
                                                                  March 31,                  (February 26, 1997)
                                                      --------------------------------       Through March 31,
                                                           2004                2003                 2004
                                                      ----------------------------------------------------------
                                                            $                   $                     $
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                (153,011)           (609,534)           (67,743,853)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                                  -                 837                365,010
Stock option compensation                                 42,131               2,960             10,455,736
Adjustment for variable accounting of options                                                        55,160
Amortization of deferred option compensation                   -                   -                 22,696
Common stock issued for services
and compensation                                          45,000             101,559             24,730,021
Common stock issued for interest expense                  65,468              86,167              7,020,283
Common stock issued to settle CardOne
claims                                                                                            1,667,299
Common stock issued for directors' fees                                                             432,700
Write-off of common stock subscription
receivable                                                     -                   -              2,125,000
(Gain) loss on extinguishment of debt                          -                   -                931,210
Loss on impairment of assets                                   -                   -                703,211
Changes in current assets and liabilities:
Prepaid Expenses and other                               (12,957)                  -                 (7,824)
Accounts payable and accrued expenses                   (210,707)            198,913              8,928,735

                                                      ----------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                   (224,076)           (219,098)           (10,314,616)
                                                      ----------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                          -                   -               (347,349)
Acquisition of patents                                         -                   -                (46,854)
Investment in real estate joint venture                        -                   -                (36,515)

                                                      ----------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                          -                   -               (430,718)
                                                      ----------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) loans payable -             76,793                   -                321,793
shareholders
Loans - CEO America                                            -                   -                150,000
Proceeds from notes payable                               35,000              13,500              3,481,827
Proceeds from common stock subscription
Received                                                  50,000                   -                300,000
Sales of common stock                                          -                   -              5,889,130
Amounts owed to employees and officers                   103,899             204,658                686,770

                                                      ----------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                265,692             218,158             10,829,520
                                                      ----------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                           41,616                (940)                84,186

CASH AT BEGINNING OF PERIOD                               42,570               1,316                      -

                                                      ----------------------------------------------------------
CASH AT END OF PERIOD                                     84,186                 376                 84,186
                                                      ----------------------------------------------------------

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Interim Consolidated Balance Sheets
As of June 30, 2004 and December 31, 2003
(Amounts expressed in US Dollars)

                                                                          (Unaudited)             (Audited)
                                                                            June 30,             December 31,
                                                                              2004                   2003
                                                                                $                      $
                                            ASSETS
                                            ------
CURRENT ASSETS:
  Cash                                                                        116,303                 42,570
  Prepaid Expenses and other                                                   70,660                 24,885
                                                                          -----------            -----------
      TOTAL CURRENT ASSETS                                                    186,963                 67,455
                                                                          -----------            -----------
      TOTAL ASSETS                                                            186,963                 67,455
                                                                          ===========            ===========
               LIABILITIES AND SHAREHOLDERS' DEFICIENCY
               ----------------------------------------
CURRENT LIABILITIES:
  Accounts payable - Vendor                                                 1,582,200              1,455,000
  Accounts payable - other                                                  3,291,147              2,603,400
  Accrued wages and payroll taxes (note 11)                                 1,390,833              1,361,408
  Deferred compensation                                                     1,401,647              1,216,686
  Loans - CEO America                                                         150,000                150,000
  Amounts owed to employees and officers (notes 5 and 6)                      961,406                783,777
  Short term loans                                                            106,590                124,315
  Convertible notes payable (including amounts owed to officers
  $1,220,462 prior year $1,220,462)                                         2,766,316              2,701,316
                                                                          -----------            -----------
      TOTAL CURRENT LIABILITIES                                            11,650,139             10,395,902
                                                                          -----------            -----------


SHAREHOLDERS' DEFICIENCY (note 7):
  Common stock - $.001 par value; 200,000,000 shares
    authorized; 164,257,003 shares issued and outstanding                     164,257                160,469
                (2003: 160,468,600)
  Additional paid-in capital                                               57,428,391             57,026,926
  Common stock subscription receivable                                       (400,000)              (525,000)
  Common stock subscribed                                                     500,000                600,000
  Deficit accumulated during the development stage                        (69,155,824)           (67,590,842)
                                                                          -----------            -----------
      TOTAL SHAREHOLDERS' DEFICIENCY                                      (11,463,176)           (10,328,447)
                                                                          -----------            -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                          186,963                 67,455
                                                                          ===========            ===========

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Interim Consolidated Statements of Operations and Comprehensive Loss
For the six month period Ended June 30, 2004 and 2003 and the Period from Inception (February 26, 1997) to June 30, 2004
(Amounts expressed in US Dollars)
(Unaudited)

                                                                                                                     For the Period
                                                       For the Quarter                 For the Six Months            From Inception
                                                        Ended June 30,                   Ended June 30,           February 26, 1997)
                                                ------------------------------    ------------------------------    through June 30,
                                                      2004              2003            2004             2003           2004
                                                      ----              ----            ----             ----           ----
                                                       $                 $               $                $           $
EXPENSES:
  Selling, general and administrative (note 12)       967,775          279,324          956,971          812,787     56,129,833
  Depreciation and amortization                             -              837                -            1,674        365,010
  Write-off of common stock subscription
    receivable                                              -                -                -                -      2,125,000
  Loss on impairment of intangible assets                   -                -                -                -        703,211
  Interest expense                                    444,197           76,596          608,012          151,830      8,901,561
                                                -------------    -------------    -------------    -------------    -----------
      TOTAL EXPENSES                                1,411,972          356,757        1,564,982          966,291     68,224,615
                                                -------------    -------------    -------------    -------------    -----------
LOSS BEFORE EXTRAORDINARY ITEM                     (1,411,972)        (356,757)      (1,564,982)        (966,291)   (68,224,615)

EXTRAORDINARY ITEM - LOSS ON
  EXTINGUISHMENT OF DEBT                                    -                -                -                -       (931,210)
                                                -------------    -------------    -------------    -------------   ------------
NET LOSS                                        $  (1,411,972)   $    (356,757)   $  (1,564,982)   $    (966,291)  $(69,155,825)
                                                =============    =============    =============    =============   ============
NET LOSS PER SHARE, BASIC AND DILUTED           $       (0.01)   $       (0.01)   $       (0.01)   $       (0.01)

                                                =============    =============    =============    =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING, BASIC AND DILUTED                  164,257,003      144,019,444      163,515,788      142,681,669
                                                =============    =============    =============    =============

COMPREHENSIVE LOSS
The components of comprehensive loss
are as follows:

Net loss                                        $  (1,411,972)   $    (356,757)
Other comprehensive income (loss)
foreign currency Translation                                -                -
Comprehensive Loss                              $  (1,411,972)   $    (356,757)

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through June 30, 2004 (Amounts expressed in US dollars)

                                                                                                                Deficit
                                                                                 Common    Common           Accumulated
                                                Common Stock    Additional        Stock     Stock Deferred   During the
                                       Number of                   Paid-in Subscription     to be  Compen-  Development
                                          Shares      Amount       Capital   Receivable    Issued   sation        Stage       Total
Balance -  February 26, 1997 (Inception)       -   $       -   $         -  $         -         -        - $         - $          -
Issuance of common stock for cash:                                                              -        -
     ($1.32 per share, March)             35,676          36        46,964            -         -        -           -       47,000
     ($0.92 per share, April)             10,032          10         9,207            -         -        -           -        9,217
     ($0.75 per share, June)              28,085          28        20,972            -         -        -           -       21,000
     ($0.71 per share, July)             452,223         452       322,434            -         -        -           -      322,886
     ($0.69 per share, August)           695,447         695       477,005            -         -        -           -      477,700
     ($0.68 per share, September)         42,128          42        28,487            -         -        -           -       28,529
     ($0.81 per share, November)          32,715          33        26,517            -         -        -           -       26,550
Issuance of common stock for legal,
financial, development and
administrative services
     ($1.32 per share, March)                759           1           999            -         -        -           -        1,000
     ($0.92 per share, April)            379,528         380       349,620            -         -        -           -      350,000
     ($0.92 per share, May)           12,870,501      12,871    11,811,512            -         -        -           -   11,824,383
     ($0.71 per share, July)           3,779,301       3,779     2,684,854            -         -        -           -    2,688,633
     ($0.69 per share, August)         1,479,869       1,480     1,012,322            -         -        -           -    1,013,802
     ($0.68 per share, September)        263,471         263       178,162            -         -        -           -      178,425
     ($0.81 per share, November)          74,957          75        61,150            -         -        -           -       61,225
     Net loss                                  -           -            -             -         -        - (17,349,205) (17,349,205)

Balance - December 31, 1997 (Audited) 20,144,692      20,145    17,030,205            0         0        0 (17,349,205)    (298,855)

Issuance of common stock for cash:
     ($2.63 per share, January)           94,882          95       249,905            -         -        -          -       250,000
     ($0.87 per share, February)         108,469         108        94,342            -         -        -          -        94,450


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through June 30, 2004
(Amounts expressed in US dollars)

     ($0.69 per share, March)            176,131         176       122,094               -      -        -           -      122,270
     ($0.70 per share, April)            206,944         207       144,026               -      -        -           -      144,233
     ($0.67 per share, May)              471,374         471       317,029               -      -        -           -      317,500
     ($2.45 per share, June)              26,567          27        64,973               -      -        -           -       65,000
     ($1.24 per share, July)              19,356          19        23,981               -      -        -           -       24,000
     ($2.63 per share, August)             1,898           2         4,998               -      -        -           -        5,000
     ($0.68 per share, September)        284,393         284       194,383               -      -        -           -      194,667
     ($0.66 per share, October)           68,315          68        44,932               -      -        -           -       45,000
     ($0.65 per share, November)         523,935         524       338,874               -      -        -           -      339,398
     ($0.66 per share, December)          37,953          38        24,962               -      -        -           -       25,000
Issuance of common stock for notes
     ($0.69 per share, July)           1,897,639       1,898     1,298,102      (1,300,000)     -        -           -            -
Issuance of common stock for legal,
financial, development and
administrative services:
     ($0.69 per share, March)              3,795           4         2,631               -      -        -           -        2,635
     ($0.70 per share, April)             67,708          68        47,122               -      -        -           -       47,190
     ($0.67 per share, May)              340,057         340       228,710               -      -        -           -      229,050
     ($2.45 per share, June)             379,528         380       928,191               -      -        -           -      928,571
     ($1.24 per share, July)             815,985         816     1,010,949               -      -        -           -    1,011,765
     ($0.68 per share, September)        152,388         152       104,158               -      -        -           -      104,310
     ($0.66 per share, October)           15,181          15         9,985               -      -        -           -       10,000
     ($0.65 per share, November)          51,616          52        33,384               -      -        -           -       33,436
     Net loss                                  -           -             -               -      -           (5,448,335)  (5,448,335)

Balance - December 31, 1998 (Audited) 25,888,806      25,889    22,317,936      (1,300,000)     0        0 (22,797,540)  (1,753,715)

Issuance of common stock in exchange  18,597,792      18,597       777,516               -      -        -                  796,113
Issuance of common stock for cash:
     ($0.66 per share, January)          713,512         713       469,287               -      -        -                  470,000
     ($0.68 per share, February)         129,799         130        87,870               -      -        -                   88,000
     ($0.66 per share, March)            151,811         152        99,848               -      -        -                  100,000
     ($0.68 per share, April)            179,137         179       120,821               -      -        -                  121,000
     ($0.66 per share, May)               38,712          39        25,461               -      -        -                   25,500


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through June 30, 2004
(Amounts expressed in US dollars)

     ($0.23 per share, July)           1,009,905       1,010       232,874            -         -        -           -      233,884
     ($0.66 per share, September)        325,557         325       214,124            -         -        -           -      214,449
Issuance of common stock for:
Computer services  ($2.34 per share,
September)                                11,357          11        26,572            -         -        -           -       26,583
Shareholder's loan ($2.75 per share,
November)                                175,000         175       481,075            -         -        -           -      481,250
Investment in real estate joint
venture  ($1.00 per share, December)     420,000         420       419,580            -    114000             (114,000)     420,000

Issuance of common stock for notes
($1.32 per share, July)                  759,056         759       999,241   (1,000,000)

Issuance of common stock for software    174,583         175       114,825            -                                     115,000
($0.66 per share, August)
Issuance of common stock for legal,
financial, development and
administrativeservices:
($0.68 per share, February)            1,968,326       1,968     1,332,506            -                                   1,334,474
($0.68 per share, April)               1,913,579       1,914     1,290,633            -                                   1,292,547
($0.66 per share, May)                    57,157          57        37,593            -                                      37,650
($0.66 per share, September)           1,500,860       1,501       986,242            -                                     987,743
Net loss                                       -           -             -            -                     (7,894,949)  (7,894,949)

BALANCE - December 31, 1999 (Audited) 54,014,949      54,014    30,034,004   (2,300,000)  114,000        0 (30,806,489)  (2,904,471)
Issuance of common stock for cash:
   ($0.60 and $1.00 per share, January)  120,733         121        82,320            -         -        -           -       82,441
   ($0.60 and $1.00 per share, February) 653,466         653       399,427            -         -        -           -      400,080
   ($0.60 and $1.00 per share, March)    508,567         508       413,393            -         -        -           -      413,901
   ($0.60 and $1.00 per share, April)    512,081         512       355,138            -         -        -           -      355,650
   ($0.60 per share, May)                475,834         476       285,024            -         -        -           -      285,500
   ($0.21 and $0.60 per share, June)     761,667         762       132,838            -         -        -           -      133,600
   ($0.21 per share, July)               160,000         160        95,840            -         -        -           -       96,000
   ($0.60 per share, August)             108,667         109        65,091            -         -        -           -       65,200


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through June 30, 2004
(Amounts expressed in US dollars)

     ($0.40 per share, September)        110,062         110        43,915            -         -        -           -       44,025
     ($0.40 per share, October)           25,000          25         9,975            -         -        -           -       10,000
     ($0.40 per share, November)         100,000         100        39,900            -         -        -           -       40,000
Issuance of common stock for cash
received in 1999
     ($0.54 per share, January)          211,669         212       113,788            -  (114,000)                   -
Issuance of common stock for debt
and interest:
     ($1.50 per share, April)          1,122,918       1,123     1,683,254            -         -        -           -    1,684,377
     ($0.60 per share, October)            2,632           3         1,576            -         -        -           -        1,579
     ($0.43 per share, November)          55,814          56        23,944            -         -        -           -       24,000
     ($0.40 per share, December)          77,083          77        30,756            -         -        -           -       30,833
Issuance of common stock fo
financial and development services:
     ($2.66 per share, February)          22,768          23        60,449            -         -        -           -       60,472
     ($2.50 per share, March)            139,988         140       349,830            -         -        -           -      349,970
     ($1.97 per share, April)             28,527          29        56,066            -         -        -           -       56,095
     ($1.43 per share, May)                3,000           3         4,287            -         -        -           -        4,290
     ($1.94 per share, June)              90,700          91       175,485            -         -        -           -      175,576
     ($1.42 per share, July)              28,640          29        40,642            -         -        -           -       40,671
     ($0.98 per share, August)            16,114          16        15,842            -         -        -           -       15,858
     ($0.66 per share, September)         40,067          40        26,398            -         -        -           -       26,438
     ($0.64 per share, October)           58,397          58        37,278            -         -        -           -       37,336
     ($0.40 per share, November)          21,155          21         8,441            -         -        -           -        8,462
Issuance of common stock for
legal services
     ($0.35 per share, November)         500,000         500       174,500            -         -        -           -      175,000
Issuance of common stock for
investment in Real estate
joint venture:
     ($2.00 per share, March)             28,432          28        56,836            -         -        -           -       56,864
     ($0.33 per share, October)          101,975         102        33,550            -         -        -           -       33,652
Issuance of common stock to IC One
shareholders, January                    119,905         120          (120)           -         -        -           -
Cancellation of shares of common stock
issued in exchange, January             (286,267)       (286)          286            -         -        -           -


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through June 30, 2004
(Amounts expressed in US dollars)

Issuance of common stock for equipment
     ($1.00 per share, January)            8,000           8         7,992            -         -        -           -        8,000
Issuance of common stock to settle
CardOne potential claims ($1.05 per
share, August)                           294,180         294       308,595            -         -        -           -      308,889
     Stock option compensation:
     January                                   -           -        29,588            -         -        -           -       29,588
     February                                  -           -        29,588            -         -        -           -       29,588
     March                                     -           -        29,588            -         -        -           -       29,588
     April                                     -           -       407,476            -         -        -           -      407,476
     May                                       -           -       815,726            -         -        -           -      815,726
     June                                      -           -       109,334            -         -        -           -      109,334
     July                                      -           -       109,335            -         -        -           -      109,335
     August                                    -           -       109,335            -         -        -           -      109,335
     September                                 -           -     1,599,960            -         -        -           -    1,599,960
     October                                   -           -       109,335            -         -        -           -      109,335
     November                                  -           -       109,335            -         -        -           -      109,335
     December                                  -           -       109,335            -         -        -           -      109,335
     Net loss                                  -           -            -             -         -        - (10,485,935) (10,485,935)

BALANCE, December 31, 2000 (Audited)  60,236,723      60,237    38,734,475      (2,300,000)     0        0 (41,292,424)  (4,797,712)

Issuance of common stock for financial,
development and administrative services:
     ($0.25 per share, February)          21,386          21         5,326            -                                       5,347
     ($0.22 per share, March)            622,916         623       141,075            -                                     141,698
     ($0.15 per share, April)            402,210         402        58,017            -                                      58,419
     ($0.18 per share, May)               55,000          55         9,570            -                                       9,625
     ($0.19 per share, June)              62,115          62        11,740            -                                      11,802
     ($0.19 per share, July)           1,101,580       1,102       204,601            -                                     205,703
     ($0.16 per share, August)           270,047         270        44,118            -                                      44,388
     ($0.13 per share, September)         68,348          68         9,134            -                                       9,202
     ($0.20 per share, October)          286,406         287        57,717            -                                      58,004
     ($0.20 per share, November)         308,189         308        59,789            -                                      60,097
     ($0.23 per share, December)         395,400         395        89,297            -                                      89,692


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through June 30, 2004
(Amounts expressed in US dollars)

Cancellation of common stock issued for
financial services  ($1.50 per share,
December)                                (55,000)        (55)      (82,445)           -                                     (82,500)
Issuance of common stock for
directors' fees
     ($1.29 per share, March)            335,000         335       432,365            -                                     432,700
Adjustment to issuance of
common stock:
     February                             76,527          77          (77)            -
     October                              35,655          36          (36)            -
Settlement of subscription notes
receivable:
     July                                      -           -             -    1,225,000                                   1,225,000
     December                                  -           -             -       75,000                                      75,000
Issuance of common stock for debt:
     ($0.02 per share, October)        1,385,710       1,386        23,614            -                                      25,000
     $2.74 per share, November)          105,128         105       287,895            -                                     288,000
Issuance of common stock for
interest:
     ($0.18 per share, January)          400,000         400        73,134            -                                      73,534
     ($0.18 per share, February)         400,000         400        73,133            -                                      73,533
     ($0.18 per share, March)            419,394         419        76,314            -                                      76,733
     ($0.21 per share, April)            548,160         548       113,652            -                                     114,200
     ($0.21 per share, May)              559,589         560       115,640            -                                     116,200
     ($0.20 per share, June)             835,145         835       164,965            -                                     165,800
     ($0.15 per share, July)           1,459,568       1,460       222,340            -                                     223,800
     $0.15 per share, August)          1,677,982       1,678       253,792            -                                     255,470
     ($0.15 per share, September)      1,793,356       1,793       268,677            -                                     270,470
     ($0.15 per share, October)        1,335,406       1,335       304,473            -                                     305,808
     $0.19 per share, November)        1,709,659       1,710       323,125            -                                     324,835
     ($0.63 per share, December)         339,398         339       180,273            -                                     180,612
Valuation adjustment for
collateralized shares                          -           -             -      863,370                                     863,370
Adjustment for variable option
accounting                                     -           -        55,160            -                                      55,160
Adjustment to issuance of common
stock for stock options, August          (24,000)        (24)           24            -
Loans payable - shareholder, at
$0.13 per share, July                  1,992,187       1,992       253,008            -                                     255,000
Stock options granted for wages, July          -           -       919,197            -                                     919,197


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through June 30, 2004
(Amounts expressed in US dollars)

Issuance of additional stock for sale
of common stock for cash in 2000,        250,000         250          (250)
December
     Stock option compensation:
     January                                   -           -       360,757            -                                     360,757
     February                                  -           -       333,674                                                  333,674
     March                                     -           -       326,903            -                                     326,903
     April                                     -           -       316,732            -                                     316,732
     May                                       -           -       316,732            -                                     316,732
     June                                      -           -       316,732            -                                     316,732
     July                                      -           -     3,477,119            -                                   3,477,119
     August                                    -           -       316,731            -                                     316,731
     September                                 -           -       324,131            -                                     324,131
Issuance of common stock to Card One:
     ($0.21 per share, July)           3,341,974       3,342       698,473            -                                     701,815
     ($0.16 per share, August)         3,944,986       3,945       627,253                                                  631,198
     ($0.12 per share, September)          8,060           8           959            -                                         967
     Net loss                                  -           -             -            -                    (14,774,236) (14,774,236)
                                                                                      -
BALANCE, December 31, 2001 (Audited)  86,704,204      86,704    50,899,028     (136,630)        0        0 (56,066,660)  (5,217,558)

     Issuance of common stock for
     debt:
     ($0.37 per share, May)              114,308         114        41,723            -         -                    -       41,837
     ($0.37 per share, July)              18,180          18         6,636            -         -                    -        6,654
     ($0.37 per share, September)         24,645          25         8,995            -         -                    -        9,020
     Issuance of common stock for
     interest:
     ($0.12 per share, January)        3,679,936       3,680       419,513            -         -                    -      423,193
     ($0.11 per share, February)       3,947,206       3,947       430,245            -         -                    -      434,192
     ($0.12 per share, March)          3,690,397       3,690       439,157            -         -                    -      442,847
     ($0.06 per share, April)          7,380,795       7,381       435,467            -         -                    -      442,848
     ($0.08 per share, May)            5,094,311       5,094       427,922            -         -                    -      433,016
     ($0.08 per share, June)           5,273,031       5,273       427,116            -         -                    -      432,389
     ($0.06 per share, July)           7,848,393       7,849       423,812            -         -                    -      431,661
     ($0.08 per share, August)         5,743,000       5,743       424,982            -         -                    -      430,725


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through June 30, 2004
(Amounts expressed in US dollars)

     ($0.07 per share, September)      6,759,204       6,759       422,299            -         -                    -     429,058
     ($0.07 per share, October)          140,000         140         8,960            -         -                    -       9,100
     ($0.08 per share, November)         113,750         114         8,986            -         -                    -       9,100
     ($0.04 per share, December          211,628         212         8,889            -         -                    -       9,101
     Issuance of common stock for
     financial, development and
     administrative services:
     ($0.19 per share, March)            200,000         200        37,800            -         -                    -      38,000
     ($0.08 per share, July)             200,000         200        16,040            -         -                    -      16,240
     ($0.18 per share, August)           452,429         453        79,225            -         -                    -      79,678
     ($0.06 per share, September)        120,000         120         7,440            -         -                    -       7,560
     ($0.07 per share, November)       1,263,242       1,263        80,847            -         -                    -      82,110
     ($0.05 per share, December)         480,000         480        21,120            -         -                    -      21,600
     ($0.06 per share, December)         700,000         700        41,800            -         -                    -      42,500
     Cancellation of common stock
     issued for directors' fees:
     ($1.29 per share, April)           (110,000)       (110)     (141,790)           -         -                    -   (141,900)
     ($1.29 per share, June)             (75,000)        (75)      (96,675)           -         -                    -    (96,750)
     Compensation for consultants              -                   328,665            -         -                    -     328,665
     Accrued compensation converted            -                   145,000            -         -                    -     145,000
     into options
     Stock option compensation:
     March                                     -                   233,579            -            (22,919)          -     210,660
     April                                     -                       790            -         -                    -         790
     May                                       -                       790            -         -                    -         790
     June                                      -                       791            -         -                    -         791
     July                                      -                    72,479            -         -                    -      72,479
     August                                    -                     7,712            -         -                    -       7,712
     September                                 -                    15,680            -         -                    -      15,680
     October                                   -                       790            -         -                    -         790
     November                                  -                       790            -         -                    -         790
     December                                  -                    37,650            -             (6,890)          -      30,760
     Amortization of deferred option
     compensation:
     January                                   -                        -             -                              -
     February                                  -                        -             -                              -


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through June 30, 2004
(Amounts expressed in US dollars)

     March                                     -                         -            -                              -
     April                                     -                         -            -                790           -          790
     May                                       -                         -            -                790           -          790
     June                                      -                         -            -                791           -          791
     July                                      -                         -            -                790           -          790
     August                                    -                         -            -                790           -          790
     September                                 -                         -            -                791           -          791
     October                                   -                         -            -                790           -          790
     November                                  -                         -            -                790           -          790
     December                                  -                         -            -                791           -          791
     Valuation adjustment for
     collateralized shares                     -                                103,991                              -      103,991
     Shares issued for settlements:
     ($0.08 per share, September)        286,267         286        22,615            -                  -           -       22,901
     ($0.05 per share, December)          30,588          31         1,498            -                  -           -        1,529
     Net loss                                  -                         -            -                  -  (7,738,743)  (7,738,743)
     BALANCE, December 31, 2002
     (Audited)                       140,290,514     140,291    55,748,366      (32,639)           (22,696)(63,805,403)  (7,972,081)
     Issuance of stock for services
     rendered:

     ($0.05 per share, February)       1,530,588       1,530        75,030                                                   76,560
     ($0.05 per share, March)            500,000         500        24,500                                                   25,000
     ($0.05 per share, June)             466,378         466        22,853                                                   23,319
     ($0.05 per share, October)            7,050           7           345                                                      352
     ($0.05 per share, November)       5,002,144       5,002       245,105                                                  250,107
     ($0.05 per share, December)         240,916         241        11,805                                                   12,046
     ($0.06 per share, December)         700,000         700        41,300                                                   42,000
Issuance of stock in lieu of interest
payments:
     ($0.05 per share, March)          1,625,792       1,626        84,541                                                   86,167
     ($0.05 per share, December)      12,206,425      12,207       627,387                                                  639,594
Issuance of stock for cash:              250,000         250        24,750                                                   25,000

Common stock subscribed                                                        (525,000)  600,000                            75,000
Issuance of stock for settlement
of debt:
     ($0.05 per share, November)         389,052         389        19,065                                                   19,454


     ($0.05 per share, December)         400,000         400        19,600                                                    20,000
     Stock option compensation:                                     79,139                                                   79,139
     Amortization of deferred option
     compensation:                                                                                  22,696                   22,696
     Net Stock cancellation
     adjustment                       (3,140,259)     (3,140)        3,140                                                        -
     Write-off of stock subscription
     receivable                                                                  32,639                                      32,639
     Net Loss                                                                                               (3,785,439)  (3,785,439)
     BALANCE,  December 31, 2003
     (Audited)                       160,468,600     160,469    57,026,926     (525,000)  600,000        - (67,590,842) (10,328,447)
     Issuance of stock for services
     rendered:
     ($0.10 per share, January)          150,000         150        14,850                                                   15,000
     ($0.15 per share, January)          200,000         200        29,800                                                   30,000
     Issue of stock in lieu of
     interest payments:
     ($0.13 per share, February)         280,419         280        36,174                                                   36,454
     ($0.165 per share, February)        175,841         176        28,838                                                   29,014
     Issue of stock for cash:
     ($0.05 per share, January)        2,586,310       2,586       126,729                                                  129,315
     ($0.30 per share, January)          250,000         250        74,750                (75,000)                                -
     ($0.08 per share, February)          62,500          63         4,937                                                    5,000
     ($0.30 per share, February)          83,333          83        24,917                (25,000)                                -
     Common stock subscription
     received                                                                   125,000                                     125,000
     Stock option compensation                                      60,470                                                   60,470
     Net Loss                                                                                               (1,564,982)  (1,564,982)
     BALANCE, June 30, 2004
     (Unaudited)                     164,257,003     164,257    57,428,391     (400,000)  500,000        - (69,155,824) (11,463,176)

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Interim Statement of Cash Flows
Six months Ended June 30, 2004 and 2003 and Period from Inception (February 26,
1997) through June 30, 2004
(Amounts expressed in US Dollars)
(Unaudited)

                                                                                           For the Period
                                                                                           From Inception
                                                                  June 30,                 (February 26, 1997)
                                                   --------------------------------------- Through June 30,
                                                       2004                2003                  2004
                                                   ----------------------------------------------------------
                                                        $                   $                     $
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                           (1,564,982)           (966,291)           (69,155,824)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                               -               1,674                365,010
Stock option compensation                              60,470               5,920             10,474,075
Adjustment for variable accounting of options                                                     55,160
Amortization of deferred option compensation                -                   -                 22,696
Common stock issued for services
and compensation                                       45,000             124,878             24,730,021
Common stock issued for interest expense               65,468              86,167              7,020,283
Common stock issued to settle CardOne
claims                                                                                         1,667,299
Common stock issued for directors' fees                                                          432,700
Write-off of common stock subscription
receivable                                                  -                   -              2,125,000
(Gain) loss on extinguishment of debt                       -                   -                931,210
Loss on impairment of assets                                -                   -                703,211
Changes in current assets and liabilities:
Prepaid Expenses and other                            (45,775)                  -                (40,642)
Accounts payable and accrued expenses               1,029,333             428,872             10,168,775

                                                   ----------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                (410,486)           (318,780)           (10,501,026)
                                                   ----------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                       -                   -               (347,349)
Acquisition of patents                                      -                   -                (46,854)
Investment in real estate joint venture                     -                   -                (36,515)

                                                   ----------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                       -                   -               (430,718)
                                                   ----------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) loans payable -         116,590                   -                495,905
shareholders
Loans - CEO America                                         -                   -                150,000
Proceeds from notes payable                            65,000              67,500              3,511,827
Proceeds from common stock subscription
received                                              125,000                   -                375,000
Sales of common stock                                       -                   -              5,754,815
Amounts owed to employees and officers                177,629             250,650                760,500

                                                   ----------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES             484,219             318,150             11,048,047
                                                   ----------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                        73,733                (630)               116,303

CASH AT BEGINNING OF PERIOD                            42,570               1,316                      -

                                                   ----------------------------------------------------------
CASH AT END OF PERIOD                                 116,303                 686                116,303
                                                   ----------------------------------------------------------

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Interim Consolidated Balance Sheets
As of September 30, 2004 and December 31, 2003
(Amounts expressed in US Dollars)

                                                                     (Unaudited)                (Audited)
                                                                     September 30,             December 31,
                                                                         2004                      2003
                                                                          $                          $
                                            ASSETS
                                            ------
CURRENT ASSETS:
  Cash                                                                     13,293                 42,570
  Prepaid Expenses and other                                               78,266                 24,885
                                                                      -----------            -----------
      TOTAL CURRENT ASSETS                                                 91,559                 67,455
                                                                      -----------            -----------
      TOTAL ASSETS                                                         91,559                 67,455
                                                                      ===========            ===========
               LIABILITIES AND SHAREHOLDERS' DEFICIENCY
               ----------------------------------------
CURRENT LIABILITIES:
  Accounts payable - Vendor                                             1,645,800              1,455,000
  Accounts payable - other                                              3,817,502              2,603,400
  Accrued wages and payroll taxes (note 11)                             1,403,742              1,361,408
  Deferred compensation                                                 1,690,975              1,216,686
  Loans - CEO America                                                     150,000                150,000
  Amounts owed to employees and officers (notes 5 and 6)                1,067,896                783,777
  Short term loans                                                        133,410                124,315
  Convertible notes payable (including amounts owed to officers
  $1,220,462 prior year $1,220,462)                                     2,766,316              2,701,316
                                                                      -----------            -----------
      TOTAL CURRENT LIABILITIES                                        12,675,641             10,395,902
                                                                      -----------            -----------


SHAREHOLDERS' DEFICIENCY (note 7):
  Common stock - $.001 par value; 200,000,000 shares
    authorized; 165,446,658 shares issued and outstanding                 165,447                160,469
                (2003: 160,468,600)
  Additional paid-in capital                                           57,583,859             57,026,926
  Common stock subscription receivable                                   (350,000)              (525,000)
  Common stock subscribed                                                 500,000                600,000
  Deficit accumulated during the development stage                    (70,483,388)           (67,590,842)
                                                                      -----------            -----------
      TOTAL SHAREHOLDERS' DEFICIENCY                                  (12,584,082)           (10,328,447)
                                                                      -----------            -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                       91,559                 67,455
                                                                      ===========            ===========

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Interim Consolidated Statements of Operations and Comprehensive Loss
For the nine month period Ended Septmeber 30, 2004 and 2003 and the Period from Inception (February 26, 1997) to September 30, 2004
(Amounts expressed in US Dollars)
(Unaudited)

                                                                                                                    For the Period
                                                       For the Quarter                 For the Nine Months          From Inception
                                                        Ended Sept 30,                    Ended Sept 30,        February 26, 1997)
                                                ------------------------------    -----------------------------   through Sept.30,
                                                      2004            2003             2004            2003             2004
                                                      ----            ----             ----            ----             ----
                                                       $               $                $               $                $
EXPENSES:
  Selling, general and administrative (note 12)       869,933          420,336       1,826,901        1,233,123      56,999,766
  Depreciation and amortization                             -              837               -            2,511         365,010
  Write-off of common stock subscription
    receivable                                              -                -               -                -       2,125,000
  Loss on impairment of intangible assets                   -                -               -                -         703,211
  Interest expense                                    457,631           77,794       1,065,645          229,624       9,359,192
                                                -------------    -------------    ------------    -------------    ------------
      TOTAL EXPENSES                                1,327,564          498,967       2,892,546        1,465,258      69,552,179
                                                -------------    -------------    ------------    -------------    ------------
LOSS BEFORE EXTRAORDINARY ITEM                     (1,327,564)        (498,967)     (2,892,546)      (1,465,258)    (69,552,179)

EXTRAORDINARY ITEM - LOSS ON
  EXTINGUISHMENT OF DEBT                                    -                -               -                -        (931,210)
                                                -------------    -------------    ------------    -------------    ------------
NET LOSS                                        $  (1,327,564)   $    (498,967)   $ (2,892,546)   $ (11,465,258)   $(70,483,389)
                                                =============    =============    ============    =============    ============
NET LOSS PER SHARE, BASIC AND DILUTED           $       (0.01)   $       (0.00)   $      (0.02)   $       (0.01)

                                                =============    =============    =============   =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING, BASIC AND DILUTED                  164,644,934      144,413,274     163,894,917      143,263,131
                                                =============    =============   =============    =============

COMPREHENSIVE LOSS
The components of comprehensive loss
are as follows:

Net loss                                        $  (1,327,564)   $    (498,967)
Other comprehensive income (loss)
foreign currency Translation                                -                -
Comprehensive Loss                              $  (1,327,564)   $    (498,967)

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through September 30, 2004 (Amounts expressed in US dollars)

                                                                                                                Deficit
                                                                                 Common    Common           Accumulated
                                                Common Stock    Additional        Stock     Stock Deferred   During the
                                       Number of                   Paid-in Subscription     to be  Compen-  Development
                                          Shares      Amount       Capital   Receivable    Issued   sation        Stage       Total
Balance -  February 26, 1997 (Inception)       -   $       -   $         -  $         -         -        - $         - $          -
Issuance of common stock for cash:
     ($1.32 per share, March)             35,676          36        46,964            -         -        -           -       47,000
     ($0.92 per share, April)             10,032          10         9,207            -         -        -           -        9,217
     ($0.75 per share, June)              28,085          28        20,972            -         -        -           -       21,000
     ($0.71 per share, July)             452,223         452       322,434            -         -        -           -      322,886
     ($0.69 per share, August)           695,447         695       477,005            -         -        -           -      477,700
     ($0.68 per share, September)         42,128          42        28,487            -         -        -           -       28,529
     ($0.81 per share, November)          32,715          33        26,517            -         -        -                   26,550
Issuance of common stock for legal,
financial, development and
administrative services
     ($1.32 per share, March)                759           1           999            -         -        -           -        1,000
     ($0.92 per share, April)            379,528         380       349,620            -         -        -           -      350,000
     ($0.92 per share, May)           12,870,501      12,871    11,811,512            -         -        -           -   11,824,383
     ($0.71 per share, July)           3,779,301       3,779     2,684,854            -         -        -           -    2,688,633
     ($0.69 per share, August)         1,479,869       1,480     1,012,322            -         -        -           -    1,013,802
     ($0.68 per share, September)        263,471         263       178,162            -         -        -           -      178,425
     ($0.81 per share, November)          74,957          75        61,150            -         -        -           -       61,225
     Net loss                                  -           -             -            -         -        - (17,349,205) (17,349,205)

Balance - December 31, 1997 (Audited) 20,144,692      20,145    17,030,205            0         0        0 (17,349,205)    (298,855)

Issuance of common stock for cash
     ($2.63 per share, January)           94,882          95       249,905            -         -        -           -      250,000
     ($0.87 per share, February)         108,469         108        94,342            -         -        -           -       94,450


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through September 30, 2004
(Amounts expressed in US dollars)

     ($0.69 per share, March)            176,131         176       122,094            -         -        -           -      122,270
     ($0.70 per share, April)            206,944         207       144,026            -         -        -           -      144,233
     ($0.67 per share, May)              471,374         471       317,029            -         -        -           -      317,500
     ($2.45 per share, June)              26,567          27        64,973            -         -        -           -       65,000
     ($1.24 per share, July)              19,356          19        23,981            -         -        -           -       24,000
     ($2.63 per share, August)             1,898           2         4,998            -         -        -           -        5,000
     ($0.68 per share, September)        284,393         284       194,383            -         -        -           -      194,667
     ($0.66 per share, October)           68,315          68        44,932            -         -        -           -       45,000
     ($0.65 per share, November)         523,935         524       338,874            -         -        -           -      339,398
     ($0.66 per share, December)          37,953          38        24,962            -         -        -           -       25,000
Issuance of common stock for notes
     ($0.69 per share, July)           1,897,639       1,898     1,298,102   (1,300,000)        -        -           -            -
Issuance of common stock for legal,
financial, development and
administrative services:
     ($0.69 per share, March)              3,795           4         2,631            -         -        -           -        2,635
     ($0.70 per share, April)             67,708          68        47,122            -         -        -           -       47,190
     ($0.67 per share, May)              340,057         340       228,710            -         -        -           -      229,050
     ($2.45 per share, June)             379,528         380       928,191            -         -        -           -      928,571
     ($1.24 per share, July)             815,985         816     1,010,949            -         -        -           -    1,011,765
     ($0.68 per share, September)        152,388         152       104,158            -         -        -           -      104,310
     ($0.66 per share, October)           15,181          15         9,985            -         -        -           -       10,000
     ($0.65 per share, November)          51,616          52        33,384            -         -        -           -       33,436
     Net loss                                  -           -             -            -         -        -  (5,448,335)  (5,448,335)

Balance - December 31, 1998 (Audited) 25,888,806      25,889    22,317,936   (1,300,000)       0        0 (22,797,540)  (1,753,715)

Issuance of common stock in exchange  18,597,792      18,597       777,516            -         -        -                  796,113
Issuance of common stock for cash:
     ($0.66 per share, January)          713,512         713       469,287            -         -        -                  470,000
     ($0.68 per share, February)         129,799         130        87,870            -         -        -                   88,000
     ($0.66 per share, March)            151,811         152        99,848            -         -        -                  100,000
     ($0.68 per share, April)            179,137         179       120,821            -         -        -                  121,000
     ($0.66 per share, May)               38,712          39        25,461            -         -        -                   25,500


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through September 30, 2004
(Amounts expressed in US dollars)

   ($0.23 per share, July)             1,009,905       1,010       232,874            -         -        -                  233,884
   ($0.66 per share, September)          325,557         325       214,124            -         -        -                  214,449
Issuance of common stock for:
Computer services  ($2.34 per share,
September)                                11,357          11        26,572            -         -        -                   26,583

Shareholder's loan ($2.75 per share,
November)                                175,000         175       481,075            -         -        -                  481,250

Investment in real estate joint venture
($1.00 per share, December)              420,000         420       419,580            -    114000             (114,000)     420,000

Issuance of common stock for notes
($1.32 per share, July)                  759,056         759       999,241   (1,000,000)


Issuance of common stock for software    174,583         175       114,825            -                                     115,000
 ($0.66 per share, August)
Issuance of common stock for legal,
financial, development and
administrative services:
($0.68 per share, February)            1,968,326       1,968     1,332,506            -                                   1,334,474
($0.68 per share, April)               1,913,579       1,914     1,290,633            -                                   1,292,547
($0.66 per share, May)                    57,157          57        37,593            -                                      37,650
($0.66 per share, September)           1,500,860       1,501       986,242            -                                     987,743
Net loss                                       -           -             -            -                     (7,894,949)  (7,894,949)

BALANCE - December 31, 1999 (Audited) 54,014,949      54,014    30,034,004   (2,300,000)  114,000        0 (30,806,489)  (2,904,471)
Issuance of common stock for cash:
   ($0.60 and $1.00 per share, January)  120,733         121        82,320            -         -        -           -       82,441
   ($0.60 and $1.00 per share, February) 653,466         653       399,427            -         -        -           -      400,080
   ($0.60 and $1.00 per share, March)    508,567         508       413,393            -         -        -           -      413,901
   ($0.60 and $1.00 per share, April)    512,081         512       355,138            -         -        -           -      355,650
   ($0.60 per share, May)                475,834         476       285,024            -         -        -           -      285,500
   ($0.21 and $0.60 per share, June)     761,667         762       132,838            -         -        -           -      133,600
   ($0.21 per share, July)               160,000         160        95,840            -         -        -           -       96,000
   ($0.60 per share, August)             108,667         109        65,091            -         -        -           -       65,200


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through September 30, 2004
(Amounts expressed in US dollars)

     ($0.40 per share, September)        110,062         110        43,915            -         -        -           -       44,025
     ($0.40 per share, October)           25,000          25         9,975            -         -        -           -       10,000
     ($0.40 per share, November)         100,000         100        39,900            -         -        -           -       40,000
Issuance of common stock for cash
received in 1999
     ($0.54 per share, January)          211,669         212       113,788            -  (114,000)                   -
Issuance of common stock for debt
and interest:
     ($1.50 per share, April)          1,122,918       1,123     1,683,254            -         -        -           -    1,684,377
     ($0.60 per share, October)            2,632           3         1,576            -         -        -           -        1,579
     ($0.43 per share, November)          55,814          56        23,944            -         -        -           -       24,000
     ($0.40 per share, December)          77,083          77        30,756            -         -        -           -       30,833
Issuance of common stock for financial
and development services:
     ($2.66 per share, February)          22,768          23        60,449            -         -        -           -       60,472
     ($2.50 per share, March)            139,988         140       349,830            -         -        -           -      349,970
     ($1.97 per share, April)             28,527          29        56,066            -         -        -           -       56,095
     ($1.43 per share, May)                3,000           3         4,287            -         -        -           -        4,290
     ($1.94 per share, June)              90,700          91       175,485            -         -        -           -      175,576
     ($1.42 per share, July)              28,640          29        40,642            -         -        -           -       40,671
     ($0.98 per share, August)            16,114          16        15,842            -         -        -           -       15,858
     ($0.66 per share, September)         40,067          40        26,398            -         -        -           -       26,438
     ($0.64 per share, October)           58,397          58        37,278            -         -        -           -       37,336
     ($0.40 per share, November)          21,155          21         8,441            -         -        -           -        8,462
Issuance of common stock for
legal services
     ($0.35 per share, November)         500,000         500       174,500            -         -        -           -      175,000
Issuance of common stock for
investment in Real estate joint venture
     ($2.00 per share, March)             28,432          28        56,836            -         -        -           -       56,864
     ($0.33 per share, October)          101,975         102        33,550            -         -        -           -       33,652
Issuance of common stock to IC One
shareholders, January                    119,905         120         (120)            -         -        -           -
Cancellation of shares of common stock
issued in exchange, January             (286,267)       (286)          286            -         -        -           -


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through September 30, 2004
(Amounts expressed in US dollars)

Issuance of common stock for equipment
     ($1.00 per share, January)            8,000           8         7,992            -         -        -           -        8,000
Issuance of common stock to
settle CardOne potential claims
($1.05 per share, August)                294,180         294       308,595            -         -        -           -      308,889
     Stock option compensation:
     January                                   -           -        29,588            -         -        -           -       29,588
     February                                  -           -        29,588            -         -        -           -       29,588
     March                                     -           -        29,588            -         -        -           -       29,588
     April                                     -           -       407,476            -         -        -           -      407,476
     May                                       -           -       815,726            -         -        -           -      815,726
     June                                      -           -       109,334            -         -        -           -      109,334
     July                                      -           -       109,335            -         -        -           -      109,335
     August                                    -           -       109,335            -         -        -           -      109,335
     September                                 -           -     1,599,960            -         -        -           -    1,599,960
     October                                   -           -       109,335            -         -        -           -      109,335
     November                                  -           -       109,335            -         -        -           -      109,335
     December                                  -           -       109,335            -         -        -           -      109,335
     Net loss                                  -           -             -            -         -        - (10,485,935) (10,485,935)

BALANCE, December 31, 2000 (Audited)  60,236,723      60,237    38,734,475   (2,300,000)        0        0 (41,292,424)  (4,797,712)

 Issuance of common stock for financial,
 development and administrative services:
     ($0.25 per share, February)          21,386          21         5,326            -                                       5,347
     ($0.22 per share, March)            622,916         623       141,075            -                                     141,698
     ($0.15 per share, April)            402,210         402        58,017            -                                      58,419
     ($0.18 per share, May)               55,000          55         9,570            -                                       9,625
     ($0.19 per share, June)              62,115          62        11,740            -                                      11,802
     ($0.19 per share, July)           1,101,580       1,102       204,601            -                                     205,703
     ($0.16 per share, August)           270,047         270        44,118            -                                      44,388
     ($0.13 per share, September)         68,348          68         9,134            -                                       9,202
     ($0.20 per share, October)          286,406         287        57,717            -                                      58,004
     ($0.20 per share, November)         308,189         308        59,789            -                                      60,097
     ($0.23 per share, December)         395,400         395        89,297            -                                      89,692


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through September 30, 2004
(Amounts expressed in US dollars)

Cancellation of common stock issued
for financial services ($1.50 per share,
December)                                (55,000)        (55)      (82,445)           -                                     (82,500)
Issuance of common stock for
directors' fees
     ($1.29 per share, March)            335,000         335       432,365            -                                     432,700
Adjustment to issuance of
common stock:
     February                             76,527          77          (77)            -
     October                              35,655          36          (36)            -
Settlement of subscription
notes receivable:
     July                                      -           -             -    1,225,000                                   1,225,000
     December                                  -           -             -       75,000                                      75,000
Issuance of common stock for debt:
     ($0.02 per share, October)        1,385,710       1,386        23,614            -                                      25,000
     $2.74 per share, November)          105,128         105       287,895            -                                     288,000
Issuance of common stock for interest:
     ($0.18 per share, January)          400,000         400        73,134            -                                      73,534
     ($0.18 per share, February)         400,000         400        73,133            -                                      73,533
     ($0.18 per share, March)            419,394         419        76,314            -                                      76,733
     ($0.21 per share, April)            548,160         548       113,652            -                                     114,200
     ($0.21 per share, May)              559,589         560       115,640            -                                     116,200
     ($0.20 per share, June)             835,145         835       164,965            -                                     165,800
     ($0.15 per share, July)           1,459,568       1,460       222,340            -                                     223,800
     $0.15 per share, August)          1,677,982       1,678       253,792            -                                     255,470
     ($0.15 per share, September)      1,793,356       1,793       268,677            -                                     270,470
     ($0.15 per share, October)        1,335,406       1,335       304,473            -                                     305,808
     $0.19 per share, November)        1,709,659       1,710       323,125            -                                     324,835
     ($0.63 per share, December)         339,398         339       180,273            -                                     180,612
Valuation adjustment for
collateralized shares                          -           -             -      863,370                                     863,370
Adjustment for variable
option accounting                              -           -        55,160            -                                      55,160
Adjustment to issuance of common
stock for stock options, August          (24,000)        (24)           24            -
Loans payable - shareholder,
at $0.13 per share, July               1,992,187       1,992       253,008            -                                     255,000
Stock options granted for wages, July          -           -       919,197            -                                     919,197


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through September 30, 2004
(Amounts expressed in US dollars)

Issuance of additional stock for
sale of common stock for cash in
2000, December                           250,000         250          (250)           -
     Stock option compensation:
     January                                   -           -       360,757            -                                     360,757
     February                                  -           -       333,674            -                                     333,674
     March                                     -           -       326,903            -                                     326,903
     April                                     -           -       316,732            -                                     316,732
     May                                       -           -       316,732            -                                     316,732
     June                                      -           -       316,732            -                                     316,732
     July                                      -           -     3,477,119            -                                   3,477,119
     August                                    -           -       316,731            -                                     316,731
     September                                 -           -       324,131            -                                     324,131
Issuance of common stock to Card One:
     ($0.21 per share, July)           3,341,974       3,342       698,473            -                                     701,815
     ($0.16 per share, August)         3,944,986       3,945       627,253            -                                     631,198
     ($0.12 per share, September)          8,060           8           959            -                                         967
     Net loss                                  -           -             -            -                    (14,774,236) (14,774,236)

BALANCE, December 31, 2001 (Audited)  86,704,204      86,704    50,899,028     (136,630)        0        0 (56,066,660)  (5,217,558)

     Issuance of common stock for
     debt:
     ($0.37 per share, May)              114,308         114        41,723            -         -                    -       41,837
     ($0.37 per share, July)              18,180          18         6,636            -         -                    -        6,654
     ($0.37 per share, September)         24,645          25         8,995            -         -                    -        9,020
     Issuance of common stock for
     interest:
     ($0.12 per share, January)        3,679,936       3,680       419,513            -         -                    -      423,193
     ($0.11 per share, February)       3,947,206       3,947       430,245            -         -                    -      434,192
     ($0.12 per share, March)          3,690,397       3,690       439,157            -         -                    -      442,847
     ($0.06 per share, April)          7,380,795       7,381       435,467            -         -                    -      442,848
     ($0.08 per share, May)            5,094,311       5,094       427,922            -         -                    -      433,016
     ($0.08 per share, June)           5,273,031       5,273       427,116            -         -                    -      432,389
     ($0.06 per share, July)           7,848,393       7,849       423,812            -         -                    -      431,661
     ($0.08 per share, August)         5,743,000       5,743       424,982            -         -                    -      430,725


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through September 30, 2004
(Amounts expressed in US dollars)

     ($0.07 per share, September)      6,759,204       6,759       422,299            -         -                    -      429,058
     ($0.07 per share, October)          140,000         140         8,960            -         -                    -        9,100
     ($0.08 per share, November)         113,750         114         8,986            -         -                    -        9,100
     ($0.04 per share, December          211,628         212         8,889            -         -                    -        9,101
     Issuance of common stock for
     financial, development and
     administrative services:
     ($0.19 per share, March)            200,000         200        37,800            -         -                    -       38,000
     ($0.08 per share, July)             200,000         200        16,040            -         -                    -       16,240
     ($0.18 per share, August)           452,429         453        79,225            -         -                    -       79,678
     ($0.06 per share, September)        120,000         120         7,440            -         -                    -        7,560
     ($0.07 per share, November)       1,263,242       1,263        80,847            -         -                    -       82,110
     ($0.05 per share, December)         480,000         480        21,120            -         -                    -       21,600
     ($0.06 per share, December)         700,000         700        41,800            -         -                    -       42,500
     Cancellation of common stock
     issued for directors' fees:
     ($1.29 per share, April)           (110,000)       (110)     (141,790)           -         -                    -    (141,900)
     ($1.29 per share, June)             (75,000)        (75)      (96,675)           -         -                    -     (96,750)
     Compensation for consultants              -                   328,665            -         -                    -      328,665
     Accrued compensation converted            -                   145,000            -         -                    -      145,000
     intooptions
     Stock option compensation:
     March                                     -                   233,579            -            (22,919)          -      210,660
     April                                     -                       790            -         -                    -          790
     May                                       -                       790            -         -                    -          790
     June                                      -                       791            -         -                    -          791
     July                                      -                    72,479            -         -                    -       72,479
     August                                    -                     7,712            -         -                    -        7,712
     September                                 -                    15,680            -         -                    -       15,680
     October                                   -                       790            -         -                    -          790
     November                                  -                       790            -         -                    -          790
     December                                  -                    37,650            -             (6,890)          -       30,760
     Amortization of deferred option
     compensation:
     January                                   -                         -            -                              -
     February                                  -                         -            -                              -


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through September 30, 2004
(Amounts expressed in US dollars)

     March                                     -                         -            -                              -
     April                                     -                         -            -                790           -          790
     May                                       -                         -            -                790           -          790
     June                                      -                         -            -                791           -          791
     July                                      -                         -            -                790           -          790
     August                                    -                         -            -                790           -          790
     September                                 -                         -            -                791           -          791
     October                                   -                         -            -                790           -          790
     November                                  -                         -            -                790           -          790
     December                                  -                         -            -                791           -          791
     Valuation adjustment for                  -                                103,991                              -      103,991
     collateralizedshares
     Shares issued for settlements:
     ($0.08 per share, September)        286,267         286        22,615            -                  -           -       22,901
     ($0.05 per share, December)          30,588          31         1,498            -                  -           -        1,529
     Net loss                                  -                        -             -                  -  (7,738,743)  (7,738,743)
     BALANCE, December 31, 2002
     (Audited)                       140,290,514     140,291    55,748,366      (32,639)           (22,696) (63,805,403) (7,972,081)
     Issuance of stock for services
     rendered:

     ($0.05 per share, February)       1,530,588       1,530        75,030                                                   76,560
     ($0.05 per share, March)            500,000         500        24,500                                                   25,000
     ($0.05 per share, June)             466,378         466        22,853                                                   23,319
     ($0.05 per share, October)            7,050           7           345                                                      352
     ($0.05 per share, November)       5,002,144       5,002       245,105                                                  250,107
     ($0.05 per share, December)         240,916         241        11,805                                                   12,046
     ($0.06 per share, December)         700,000         700        41,300                                                   42,000
Issuance of stock in lieu of
interest payments:
     ($0.05 per share, March)          1,625,792       1,626        84,541                                                   86,167
     ($0.05 per share, December)      12,206,425      12,207       627,387                                                  639,594

Issuance of stock for cash:              250,000         250        24,750                                                   25,000

Common stock subscribed                                                        (525,000)  600,000                            75,000
Issuance of stock for settlement
of debt:
     ($0.05 per share, November)         389,052         389        19,065                                                   19,454


     ($0.05 per share, December)         400,000         400        19,600                                                   20,000
     Stock option compensation:                                     79,139                                                   79,139
     Amortization of deferred option
     compensation:                                                                                  22,696                   22,696
     Net Stock cancellation
     adjustment                       (3,140,259)     (3,140)        3,140                                                        -
     Write-off of stock subscription
     receivable                                                                  32,639                                      32,639
     Net Loss                                                                                               (3,785,439)  (3,785,439)
     BALANCE, December 31, 2003
     (Audited)                       160,468,600     160,469    57,026,926     (525,000)  600,000        - (67,590,842) (10,328,447)
     Issuance of stock for services
     rendered:
     ($0.10 per share, January)          150,000         150        14,850                                                   15,000
     ($0.15 per share, January)          200,000         200        29,800                                                   30,000
     ($0.145 per share, August)          689,655         690        99,310                                                  100,000

     ($0.08 per share, August)           500,000         500        39,500                                                   40,000
     Issue of stock in lieu of
     interest payments:
     ($0.13 per share, February)         280,419         280        36,174                                                   36,454
     ($0.165 per share, February)        175,841         176        28,838                                                   29,014
     Issue of stock for cash:
     ($0.05 per share, January)        2,586,310       2,586       126,729                                                  129,315
     ($0.30 per share, January)          250,000         250        74,750                (75,000)                                -
     ($0.08 per share, February)          62,500          63         4,937                                                    5,000
     ($0.30 per share, February)          83,333          83        24,917                (25,000)                                -
     Common stock subscription
     received                                                                   175,000                                     175,000
     Stock option compensation                                      77,128                                                   77,128
     Net Loss                                                                                               (2,892,546)  (2,892,546)
     BALANCE, September  30, 2004    165,446,658     165,447    57,583,859     (350,000)  500,000        - (70,483,388) (12,584,082)
     (Unaudited)

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Interim Statement of Cash Flows
Nine months Ended September 30, 2004 and 2003 and Period from Inception (February 26, 1997) through September 30, 2004
(Amounts expressed in US Dollars)
(Unaudited)

                                                                                               For the Period
                                                               Nine Months Ended               From Inception
                                                                 September 30,                 (February 26, 1997)
                                                       -------------------------------------   Through Sept 30,
                                                           2004                 2003                 2004
                                                       -----------------------------------------------------------
                                                            $                    $                    $
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               (2,892,546)           (1,465,258)         (70,483,388)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                                   -                 2,511              365,010
Stock option compensation                                  77,128                 8,880           10,490,733
Adjustment for variable accounting of options                                                         55,160
Amortization of deferred option compensation                    -                     -               22,696
Common stock issued for services
and compensation                                          185,000               124,878           24,870,021
Common stock issued for interest expense                   65,468                86,167            7,020,283
Common stock issued to settle CardOne
Claims                                                                                             1,667,299
Common stock issued for directors' fees                                                              432,700
Write-off of common stock subscription
receivable                                                      -                     -            2,125,000
(Gain) loss on extinguishment of debt                           -                     -              931,210
Loss on impairment of assets                                    -                     -              703,211
Changes in current assets and liabilities:
Prepaid Expenses and other                                (53,380)                 (417)             (48,248)
Accounts payable and accrued expenses                   1,921,525               817,655           11,060,967

                                                       -----------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                    (696,806)             (425,584)         (10,787,347)
                                                       -----------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                           -                     -             (347,349)
Acquisition of patents                                          -                     -              (46,854)
Investment in real estate joint venture                         -                     -              (36,515)

                                                       -----------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                           -                     -             (430,718)
                                                       -----------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) loans payable -             143,410                     -              522,725
shareholders
Loans - CEO America                                             -                     -              150,000
Proceeds from notes payable                                65,000               133,400            3,511,827
Proceeds from common stock subscription
received                                                  175,000                     -              425,000
Sales of common stock                                           -                     -            5,754,815
Amounts owed to employees and officers                    284,119               296,641              866,990

                                                       -----------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 667,529               430,041           11,231,357
                                                       -----------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                           (29,276)                4,457               13,293

CASH AT BEGINNING OF PERIOD                                42,570                 1,316                    -

                                                       -----------------------------------------------------------
CASH AT END OF PERIOD                                      13,293                 5,773               13,293
                                                       -----------------------------------------------------------