Form 10KSB
period 2005-12-31
SCHIMATIC CASH TRANSACTIONS NETWORK COM INC
filed 2008-02-08
CIK 1100772

U.S. SECURITIES AND EXCHANGE
                        COMMISSION Washington, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                         Commission File Number 0-30632
                  Schimatic Cash Transactions Network.com, Inc.
                  ---------------------------------------------
                 (Name of small business issuer in its charter)


              Nevada                                     88-0415947
    -------------------------                    -------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

       330 East Warm Springs Road
           Las Vegas, Nevada                                 89119
    -------------------------                    -------------------------
(Address of principal executive offices)                  (Zip Code)

                                 (702) 361-3624
                           --------------------------
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

         State issuer's revenues for its most recent fiscal year. For the fiscal year ended December 31, 2005, revenues were $0.

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

Transitional Small Business Disclosure Format: Yes [_] No |X|

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

                                                         Part II
Item 5     Market for Common Equity and Related Stockholder Matters...............................................7
Item 6     Management's Discussion and Analysis or Plan of Operation.............................................11
Item 7     Financial Statements..................................................................................13
Item 8     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................14
Item 8A    Controls and Procedures...............................................................................14
Item 8B    Other Information.....................................................................................14

                                                         Part III
Item 9     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
           Exchange Act..........................................................................................15
Item 10    Executive Compensation................................................................................17
Item 11    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters........18
Item 12    Certain Relationships and Related Transactions........................................................19
Item 13    Exhibits and Reports on Form 8-K......................................................................19
Item 14    Principal Accountant Fees and Services................................................................20

           Signatures............................................................................................21

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

Filing of Delinquent Reports

         This delinquent report is filed for the year ended December 31, 2005, and is one of several reports for subsequent periods that we are filing under
Section 13 of the Securities Exchange Act after their respective due dates. The requirement to file the associated quarterly reports for this period has been waived by the Securities and Exchange Commission. The unaudited quarterly data that would normally be included in the required quarterly reports is contained herein, at the end of Item 7 Financial Statements. This report contains information for the period to which this report relates, but does not contain all information covering periods subsequent to the report period. For information covering other periods, please see the applicable reports for such period.

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

Research and Development Program

         We incurred expenses of approximately $1,600,000 during 2005. The payments for such services were satisfied primarily through the issuance of either stock or stock options.

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

Employees

         On December 31, 2005 we had three employees including officers. Two were located in the Las Vegas, Nevada Office and one in Oakville, Ontario, Canada.

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

         Our wholly owned subsidiary, IC One, Inc., has received notification from the Internal Revenue Service that IC One has an unpaid liability for employment taxes and amounts withheld from employees' wages for the periods from July 1, 1999, through September 30, 2001. IC One erroneously filed an employer tax report for the quarter ended September 30, 2001, even though it did not have any employees and paid no payroll after June 30, 2001. Accordingly, IC One was not required to make federal tax deposits for the periods after June 30, 2001. The Internal Revenue Service has filed tax liens against the Company with respect to such amounts outstanding. As of December 31, 2005, the aggregate amount owed by IC One, together with applicable penalties and interest, for the period from July 1, 1999, through June 30, 2001, was approximately $1,335,575. The Company is attempting to negotiate with the Internal Revenue Service regarding payment of the amounts owed by IC One.

         The total amount of unpaid employment taxes owed by the Company was approximately $1,335,575 (including interest and penalties of approximately $383,090). The Company continues to work with the Internal Revenue Service via the appeals process to resolve its outstanding liability. The Company does not believe that the liability will hinder the progress of the Company.

Utah State Tax Commission

         The State of Utah has filed tax liens of approximately $57,000 as of December 31, 2005, for unpaid employee withholding taxes and related amounts.

California Employment Development Department

         The State of California has filed tax liens against us for unpaid employee withholding taxes and related amounts aggregating approximately $74,874 as of December 31, 2005.

Nebraska Department of Revenue

         The State of Nebraska has filed tax liens against us for unpaid employee withholding taxes and related amounts aggregating approximately $5,500 as of December 31, 2005.

Other Creditors

         From time to time, we are threatened by creditors to initiate litigation to collect amounts owed by us and reported in our financial statements. In cases in which litigation is threatened or initiated, we seek to negotiate a settlement or forbearance agreement.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of our security holders during the fiscal year ended December 31, 2005.

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

         The following table sets forth the high and low closing bid quotations for our common stock as reported on the Over-the-Counter Electronic Bulletin Board or Pink Sheets, as appropriate, for the periods indicated, based on interdealer bid quotations, without markup, markdown, commissions or adjustments, which may not reflect actual transactions:

                                                      High        Low
                                                      ----        ---
2005
   Quarter ended December 31 ....................    $0.080     $0.040
   Quarter ended September 30....................     0.080      0.030
   Quarter ended June 30.........................     0.070      0.040
   Quarter ended March 31........................     0.090      0.050

2004
   Quarter ended December 31 ....................    $0.090     $0.060
   Quarter ended September 30....................     0.120      0.070
   Quarter ended June 30.........................     0.180      0.090
   Quarter ended March 31........................     0.190      0.120

2003
   Quarter ended December 31 ....................    $0.175     $0.055
   Quarter ended September 30....................     0.170      0.029
   Quarter ended June 30.........................     0.090      0.045
   Quarter ended March 31........................     0.065      0.045

         As of December 31, 2005, we had approximately 1,000 stockholders of record. We are unable to estimate the number of beneficial owners of our shares.

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

Equity Compensation Plan Information

         As of December 31, 2005, we had issued options to purchase common stock, but had no equity compensation plan that had been approved by our stockholders. The following table shows the options issued and issuable under our equity compensation plans:

                                                                                                 Number of securities
                                                                                                 available for future
                                                                                                 issuance under equity
                                Number of securities to be       Weighted average exercise         compensation plans
                                 issued upon exercise of           prices of outstanding         (excluding securities
    Plan Category                  outstanding options                    options               reflected in column (a))
    -------------                  -------------------                    -------               ------------------------
                                           (a)                              (b)                           (c)
                                   -------------------                    -------               ------------------------
Equity compensation plans
  approved by stockholders...                     --
                                                                            --

Equity compensation plans not
approved by security holders              41,682,829                   $   0.09                           --
                                         -----------
       Total.........                     41,682,829                   $   0.09                           --
                                         ===========

         As of December 31, 2005, we had outstanding options granted to various current and former employees, consultants and others, including executive officers and directors, to purchase an aggregate of 41,682,829 shares. The options were granted at various exercise prices that were at or below the market price for our common stock as of the date of grant. Such options are fully exercisable without meeting any future vesting requirements. Such options are not incentive stock options under the criteria established by the Internal Revenue Service.

         We have granted to current and former officers, directors and employees the option to convert an aggregate of $1,556,125 in accrued and past due salaries and consulting fees as of December 31, 2005, into an aggregate of 22,212,917 shares of common stock at such time as they may deem appropriate.

Recent Sales of Unregistered Securities

         During the year ended December 31, 2005, we issued securities without registration under the Securities Act of 1933 on the terms and circumstances described in the following paragraphs.

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

         Common Stock

                  Transaction                                                                     Number
                  -----------                                                                     ------
Common Stock Outstanding at December 31, 2004                                                  165,714,436

Satisfy Indebtedness...............................................                              4,185,158
         Between March and October  2005, we issued an aggregate of 4,185,158 shares of common stock to 23 parties, each of whom was an accredited investor, in satisfaction of $497,385 in indebtedness, or approximately $0.12 per share. On the dates on which such transactions occurred during the above period, the market price for the common stock ranged between $0.04 and $0.08 per share.

Issuance of Common Stock for Interest..............................                             22,934,690
         In May 2005, we issued common stock for an aggregate of $1,884,829 in interest accruing on outstanding payables. During the period in which such stock was issued, the market price for our common stock was $0.045 per share.

Financial, Development and Administrative Services.................                                439,719
         In February, May, June and December 2005, we issued an aggregate of
         439,719 shares of restricted common stock to four parties, each of whom was an accredited investor, as payment of $22,623 in financial, development and administrative services, or an average of approximately
         $0.05 per share. On the dates on which such transactions occurred during the above period, the market price for the common stock ranged between $0.045 and $0.065 per share.


Common Stock Outstanding at December 31, 2005                                                  193,274,003
                                                                                               ===========

         Issuance of Convertible Notes

         At December 31, 2005, we had outstanding secured convertible notes payable of $2,991,316 (2004: $2,766,316) bearing interest at a rate of 12% annually and secured by the Company's intellectual property. The notes mature at various dates extending through September 2004. In a letter to Note holders on December 30, 2004, the Company advised all note holders that there had been a technical delay in conversion to Common Stock, and that notes would be extended on a month-by-month basis until resolution. We have the option to repay the notes and interest in cash or convert them into common stock based on a conversion price of $.05 per share or the holder can elect to convert the notes to common stock based on the above stated conversion price. We need to raise a cumulative amount of $4.5 million to effect a conversion of the notes; however, the holders can convert their notes anytime. If we should force a conversion of these notes into common stock, then the holder will receive an additional amount equal in value to 25% of the principal amount in stock options if converted in the first year and 50% of the principal amount in stock options if converted in the second year, priced at $0.05 per share, that can be exercised within a five year period in accordance with the terms and conditions of the note.

         Secured Convertible Promissory Notes Payable:

                   Balance - December 31, 2004                     $  2,766,316
                   Notes issued during 2005                             225,000
                   Ending Balance - December 31, 2005              $  2,991,316
                                                                   ============

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

         At December 31, 2005, convertible promissory notes were convertible into an aggregate of 59,826,325 shares of common stock. On December 31, 2005, the balance of such notes, including accrued interest, held by David Simon and Bernard F. McHale were convertible into 8,985,365 and 26,336,780 shares respectively.

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

         Option Grants

         During the year ended December 31, 2005, we granted options to persons who were then officers, directors or others as follows:

                                                                         Number
                 Name                          Expiration Date           of Shares        Exercise Price
----------------------------------------------------------------------------------------------------------
Consultants, Alliance Partners (1 party)     Jan 2010-April 2010         400,000          $0.05-0.07
                                                                         -------
                                                                         400,000
                                                                         =======

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

         Management is actively seeking additional equity or a combination of equity and debt financing from new stockholders and/or lenders. In the past, we have relied on issuing stock for outside services and for compensation to fund our operating shortfalls; however, there is no assurance that we can continue to fund a significant portion of our operating needs in this manner. In addition, a significant portion of the $19.3 million in current liabilities is more than a year past due. We are attempting to negotiate settlements of some of these debts and continue to seek forbearance on others; however, there is no guarantee that we will be successful in continuing to do so. Should we fail to obtain financing on terms acceptable to us or negotiate settlements on past due debts, or fail in obtaining forbearance, we may be forced by creditors to take other actions including seeking protection under bankruptcy proceedings. There can be no assurance that funding will be available on acceptable terms, if at all, or that such funds, if raised, would enable us to achieve and maintain profitable operations.

Limitation on our Ability to Issue Common Stock to Obtain Funding

         As of December 31, 2005, we were authorized to issue 200.0 million shares of common stock. At December 31, 2005, we had approximately 193.3 million shares outstanding and an additional approximately 147.8 million shares issuable upon the conversion of stock options, convertible debt and deferred compensation. As a result, we would exceed the authorized capitalization amount by approximately 141.1 million shares. In addition, the number of shares issuable on the conversion of convertible debt continues to increase as interest continues to accrue.

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

Results of Operations

         Development Stage Company

         We have been in the development stage during the period since inception, February 26, 1997. From our inception through December 31, 2005, we incurred total expenses of approximately $79.5 million, including approximately $30.4 million for research and development leading to creation of our patents, software and intellectual property. The $79.5 million of total expenses includes approximately $35.7 million for the value of compensation for services paid in options or stock, $8.9 million for stock issued for interest expense, and $2.1 million for write-off of common stock subscription receivable, for a total of approximately $45.7 million funded through the issuance of options and common stock. The balance of the expenses was funded through the sale of securities and through increases in liabilities.

         During 2005, we incurred total expenses of approximately $7.6 million compared to approximately $4.2 million in 2004. The increase in expenses in 2005 as compared to 2004 is principally reflected in substantial increases in interest expense of $3.0 million and general and administrative expenses of $700,000, offset by a decrease in research and development expenses of $300,000.

         Net Loss

         The net loss for the year ended December 31, 2005, was approximately $7.6 million as compared to $4.2 million in the same period in 2004. The change in the net loss was due to increases in interest expense of $3.0 million and general and administrative expenses of $700,000, offset by a decrease in research and development expenses of $300,000.

         Basic and diluted net loss per share for the fiscal year ended December 31, 2005, was $(0.04), compared to basic and diluted net loss per share of $(0.03) for the fiscal year ended December 31, 2004.

         Liquidity

         Although we generated approximately $517,000 from financing activities, our operating activities used net cash of approximately $520,000. These activities contributed to a net working capital deficit as of December 31, 2005, of approximately $19.2 million.

         Net cash used in operating activities for the fiscal year ended December 31, 2005, was approximately $520,000, a decrease of approximately $389,000 over the approximately $909,000 cash used in operating activities for the fiscal year ended December 31, 2004.

Capital Resources

         Through December 31, 2005, we do not currently have any material commitments for capital expenditures other than those expenditures incurred in the ordinary course of business.

         From inception to December 31, 2005, our operating and investing activities have used substantially more cash than they have generated. Because we will continue to need substantial amounts of working capital to fund the growth of our business, we expect to continue to experience significant negative operating and investing cash flows for the foreseeable future. This estimate is a forward-looking statement that involves risks and uncertainties. We will need to raise additional capital in the future to meet our ongoing operating and investing cash requirements. We may not be able to find additional financing on favorable terms or at all. If we raise additional funds through the issuance of securities, these securities may have rights, preferences or privileges senior to those of our common stock, and our stockholders may experience additional dilution to their equity ownership. We have a history of losses, have never been profitable, and may never achieve profitability.

         We have not generated any revenues and do not anticipate generating revenues until some time in the future. We do not know when we will achieve profitability. We expect to continue to incur losses for the foreseeable future and we may never be profitable. If we do achieve profitability in any period, we cannot be certain that we will sustain or increase such profitability on a quarterly or annual basis. From inception through December 31, 2005, we incurred total expenses of approximately $79.5 million. The independent auditors' report accompanying the financial statements included in this report includes an explanatory paragraph stating that the accumulated deficit and a working capital deficiency raise substantial doubt about our ability to continue as a going concern. (See Note 2, Going Concern, of the Notes to Consolidated Financial Statements). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         From inception to December 31, 2005, we have funded our capital requirements and our business operations primarily with funds provided from the issuance of common stock and stock options and from borrowings, and the sale of common stock. From inception to December 31, 2005, we have received approximately $6.7 million from the subscription and sale of common stock and convertible notes subsequently converted into common stock, $4.1 million from notes and loans payable, and $1.1 million from amounts due to employees. We will require additional financing to support our operations until we become profitable. Such sources of financing could include capital infusions, additional equity financing, or debt offerings. Management believed that as of December 31, 2005, we would need approximately $5.0 million in equity or debt financing to achieve revenues at a level to cover operating costs. Management is actively pursuing obtaining additional funds. There can be no assurance that additional funding will be available on acceptable terms, if at all, or that such funds if raised, would enable us to achieve and maintain profitable operations. If we are not able to obtain sufficient additional funds from investors, we may be unable to sustain our operations.

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

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived primarily from tax loss carryforwards. The Company has established a valuation allowance related to the benefits of net operating losses for which utilization in future periods is uncertain. The Company believes it is more likely than not that the Company will not realize the benefits of these deductible differences in the near future and therefore a full valuation allowance of approximately $27,040,000 is provided.

         As of December 31, 2005, the Company has approximately $67,600,000 of federal net operating losses available to offset future taxable income, which if not utilized will expire in 2025. No provision for income taxes has been recorded in the financial statements as a result of continued losses. Any benefit for income taxes as a result of utilization of net operating losses may be limited as a result of change in control.

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

         The report of SLF on our financial statements for the fiscal year ended December 31, 2004 contained an expression of substantial doubt regarding our ability to continue as a going concern.

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

         The following table sets forth the name, age and position of each of our directors and executive officers at December 31, 2005:

Name                   Age                        Title
---------------        ---    -------------------------------------
Miki Radivojsa          38    President, CEO, Chairman of the Board of Directors
David J Simon           59    Director
Bernard F. McHale       70    Director and CFO

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

Business Experience of Executive Officers and Directors

         Miki Radivojsa, CEO of Airos Group, the Company's development partner, joined the Company as our Chairman and CEO on August 17, 2005. Miki Radivojsa has built a profitable and growing software development company and brings more than 16 years of business and technical leadership experience in banking, payments, chip, telecommunications, and embedded development. He has led the development and deployment of more than 100 successful software projects for a broad range of banking and payment applications including EMV, VISACASH, Mondex, Proton, other smart card and POS applications, in addition to the construction of Smart Chip Technologies' end-to-end loyalty, pre-paid stored value, and gift card product suite. Mr. Radivojsa and the Airos Group were developers of the EMV pilot in Barrie, Canada, representing the world's first multi-application smart card implementation.

         David J. Simon has been a director since November 1998 and chairman of the board from May 1999 until August 2005. He served as chief executive officer from May 1999 until July 1999, from November 1999 until March 1, 2000, from May 15, 2002, until June 10, 2002, and from August 2003 until August 2005. He served as president and chief executive officer for R & D Technology, Inc., a Nevada company that he helped found, from its inception August 31, 1998, until we acquired it in November 1998. In all of Mr. Simon's employment in the past six years, he was involved in the architecture, design, development, maintenance and management of computer programs, software applications and systems. His career, including as an employee and as a consultant, has been involved with computing technology and spanned many diverse industries including banking, healthcare, manufacturing, stock exchange and telecommunications.

         Bernard (Mac) F. McHale is the chief financial officer, treasurer and a director. Mr. McHale has been a director since May 2002. He began his financial services professional career 30 years ago after concluding a 20-year career in the U.S. Navy, during which he earned his B.A. in Business Management and Finance. Mr. McHale has been actively involved in managing his own financial services company, Mid-America CAPITAL Group, in Las Vegas, Nevada, from December 1995 through April of 2002, until he became actively involved in the Company as our director, treasurer and interim chief executive officer, until assuming the position of chief financial officer in August of 2003.

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

         There are individuals who were directors, officers or beneficial owners of 10% or more of any class of equity securities during 2005 and who, therefore, were required to file initial reports of stock ownership on Form 3. We believe that none of such individuals filed an initial report of stock ownership on Form 3 within 10 days after becoming subject to such reporting obligation under
Section 16(a) of the Securities Exchange Act. The table also sets forth the delinquent filings of reports of changes in beneficial ownership on Form 4 during 2005, to the best of our knowledge:

                                                                          Number of                 Number of
Reporting Person      Position and Dates During 2005                  Required Forms 4             Transactions
----------------      ------------------------------                  ----------------             ------------
David J. Simon          Chairman of the Board (Jan - Aug)                     --                         --
                        Executive Officer (Jan - Aug)
                        Director (Aug - Dec)
Bernard F. McHale       Director (Jan - Dec)                                  --                         --
                        Executive Officer (Jan - Feb)
                        Principal Stockholder (Jan - Dec)
Miki Radivojsa          Director (Aug - Dec)                                  --                         --
                        Executive Officer (Aug - Dec)
Airos Group Inc         Principal Stockholder (Jan - Dec)                      2                          2

         To the best of our knowledge, no officer, director or beneficial owner has filed a Form 5 as a remedial filing, nor have there been any Form 5 filings from any of the above-mentioned individuals for any other disclosure purpose.

Code of Ethics

         Due to its limited operations, the Company has not yet adopted a Code of Ethics.

                         ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

         The following table shows the compensation paid or accrued by us for the last three fiscal years for each person serving as our chief executive officer during 2005. No other executive officer or other person received annual salary and bonus of $100,000 or more during 2005. Accordingly, the summary compensation table does not include compensation of any other executive officer or other person:

                                                                                 Long Term Compensation
                                                                 ------------------------------------------------------

                              Annual Compensation                          Awards                       Payouts
                     -----------------------------------------   ---------------------------      ---------------------

                                                     Other       Restricted       Securities                  All Other
                     Year                            Annual        Stock          Underlying       LTIP       Compen-
Name and             Ended                           Compen-       Awards          Options/       Payouts      sation
Principal Position   Dec 31    Salary($)   Bonus($)  sation($)    (shares)          SARs(#)         ($)         ($)
------------------   ------    ---------   --------  ---------    --------          -------         ---         ---
David J. Simon        2005     $  90,000   $     --  $      --        --               --         $  --       $  --
  President (CEO)(1)  2004     $ 120,000   $     --  $      --        --               --         $  --       $  --
                      2003     $ 150,000   $     --  $      --        --               --         $  --       $  --

Miki Radijvosa        2005     $      --   $     --  $      --        --               --         $  --       $  --
  (CEO)(2)            2004     $      --   $     --  $      --        --               --         $  --       $  --
                      2003     $      --   $     --  $      --        --               --         $  --       $  --

-------------

(1) Served as chief executive officer from December 2004 until August 2005, as well as in previous periods. On July 31, 2002, Mr. Simon agreed to defer payment of $90,625 in previously accrued salary until such time as we have sufficient funds. Further, $45,250 and $75,000 of the compensation to Mr. Simon in 2001 and 2000, respectively, was deferred and paid through the issuance in 2001 of options to purchase 2,055,000 shares at $0.10 per share. On July 7, 2004, Mr. Simon agreed to convert accrued salaries from August 1, 2002 through June 30, 2004 to 5,750,000 shares and the $90,625 previously accrued to stock at 70% of the closing market price as of the date of the agreement.

(2) Served as chief executive officer commencing August 2005 without compensation.

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

         Mr. McHale was engaged under a three year agreement commencing July 7, 2004 to serve as director and treasurer at compensation of $2,500 per month as the Company's cash flow permits.

Option Grants in 2005

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
    President (CEO)

Director Compensation

         During 2005, members of our board of directors who were not employees received no cash compensation for services as a director or for attendance at or participation in meetings. In the year ended December 31, 2005, there were no options issued to board members.

            ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of December 31, 2005, the name, stockholdings and address of each person who owns of record, or was known by us to own beneficially, 5% or more of the 193,274,003 shares of common stock then issued and outstanding. Unless otherwise indicated, all shares consist of common stock and all such shares are owned beneficially and of record by the named person or group.

                                                          Amount and Nature
Title of Class  Name and Address of Beneficial Owner      of Beneficial Ownership        Percent of Class (1)
Common Stock    David Simon                                  3,957,839        Direct
                330 E. Warm Springs Road                    21,161,876 (2)    Options
                Las Vegas, NV 89119                         23,867,032        Rights
                                                            48,986,747        Total           14.4%

Common Stock    Bernard McHale                              24,783,327        Direct
                7757 Foredawn Dr.                                    -        Options
                Las Vegas, NV 89123                         32,206,780        Rights
                                                            56,990,107        Total           16.7%

Common Stock    Airos Group Inc.                            34,896,638        Direct
                482 South Service Road, Suite 103            2,900,000        Options
                Oakville, Ontario, Canada L6J 2X6                    -        Rights
                                                            37,796,638        Total           11.1%

Common Stock    Executives as a Group (2 persons)           28,741,166        Direct
                                                            21,161,876        Options
                                                            56,073,812        Rights
                                                           105,976,854        Total           31.1%

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

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In September 2002 we issued David Simon, an executive officer and director, a secured convertible promissory note for $310,462, with interest at 12%, as evidence of our obligation to repay him un-reimbursed expenses incurred by him on our behalf and cash advances to us. As of December 31, 2005, the outstanding principal balance of such notes, including accrued interest, was convertible into 8,985,365 shares of common stock.

         Prior to becoming a director in May 2002, Bernard F. McHale purchased on the same terms as sold to unaffiliated parties an aggregate of $180,000 in common stock in the year 2000, $145,000 in a convertible promissory note that was converted into stock in the year 2001, and an additional $910,000 in principal amount of Limited Recourse Convertible Promissory Notes in the years 2001-2002, which were converted into the same principal amount of Secured Recourse Convertible Promissory Notes on September 30, 2002. As of December 31, 2005, the outstanding principal balance of such notes, including accrued interest, was convertible into 26,336,780 shares of common stock.

         In April 2003, we entered into a Development Agreement with Airos Group Inc. to complete the development of all product components, including the card, terminal and host processing, plus integration and customization services. The fees are payable on a deferred basis until revenues begin. Airos Group Inc. earned 6% per month in company stock, restricted by SEC Rule 144, for all fees deferred until product revenues begin up to a maximum of $2,000,000 worth of stock issued. In November 2003, we amended our agreement with Airos Group Inc. to change the terms of our agreement to five years and adjust the rate of reimbursement to various Airos personnel. We agreed to issue Airos 12,800,000 shares of restricted common stock, with 11,300,000 issuable immediately and the balance issuable on the execution of the first qualified customer order through Thomas Jackson Performance Management, Inc. Airos agreed to purchase 2,000,000 shares of restricted common stock at $0.30 per share, for a total of $600,000, payable pursuant to the terms of promissory note in 24 consecutive monthly installments of $25,000, commencing November 2003. Effective January 2005 the deferred interest rate was increased to 8% and effective April 2005 it was further increased to 10%.


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

  3.04      Bylaws of SCHIMATIC Cash Transactions Network.com, Inc. dated                        Incorporated by
            January 15, 1999                                                                     Reference(2)

  3.05      Articles of Amendment to Articles of Incorporation of SCHIMATIC Cash                 Incorporated by
            Transactions Network.com, Inc. dated June 30, 1999, filed June 26, 2000              Reference(3)

---------   --------------------------------------------------------------------------------     ---------------
Item 10.    Material Contracts
---------   --------------------------------------------------------------------------------     ---------------

 10.01      Employment Agreement with Verlo Howell effective May 17, 2005                        This filing

Exhibit
Number          Title of Document                                                                Location
---------   --------------------------------------------------------------------------------     ---------------
 Item 31    Section 302 Certifications
---------   --------------------------------------------------------------------------------     ---------------

  31.01     Certification of Chief Executive Officer Pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002                                                           This filing

  31.02     Certification of Chief Financial Officer Pursuant to Section 302 of the
            Sarbanes-Oxley Act of 2002                                                           This filing
---------   --------------------------------------------------------------------------------     ---------------
 Item 32    Section 1350 Certifications
---------   --------------------------------------------------------------------------------     ---------------
  32.01     Certification of Chief Executive Officer Pursuant to Section 906 of the              This filing
            Sarbanes-Oxley Act of 2002

  32.02     Certification of Chief Financial Officer Pursuant to Section 906 of the
            Sarbanes-Oxley Act of 2002                                                           This filing

  ------------------------------------------------------------------------------
(1) Incorporated by reference from Amendment No. 3 to Form 10-SB/A filed on September 10, 2001.
(2) Incorporated by reference from Amendment No. 2 to Form 10-SB/A filed on April 13, 2000.
(3) Incorporated by reference from Amendment No. 5 to Form 10-SB/A filed on February 14, 2002.

     (b) Reports on Form 8-K: We did not report any items on Form 8-K during the year ended December 31, 2005.



                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2005 and December 31, 2004.

Fee Category                           2005                      2004
--------------------------------------------------------------------------------
Audit Fees                           $15,800                   $15,800
Audit-Related Fees                      $0                        $0
Tax Fees                                $0                        $0
All Other Fees                          $0                        $0

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

                  SCHIMATIC Cash Transactions Network.com, Inc.


Dated: February 6, 2008             /s/ Miki Radivojsa
                                    --------------------------------
                                    Miki Radivojsa, President and
                                    Chief Executive Officer


Dated: February 6, 2008             /s/ Bernard F. McHale
                                    --------------------------------
                                    Bernard F. McHale
                                    Treasurer (Chief Financial Officer)

                                     PART II

                          Item 7. FINANCIAL STATEMENTS

                                   FORM 10-KSB

                  SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
                        (A Development Stage Enterprise)

                        CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 2005 AND 2004

      Together With Report of Independent Registered Public Accounting Firm

                        (Amounts expressed in US Dollars)



                                TABLE OF CONTENTS


Report of Independent Registered Public Accounting Firm .....................F-2

Consolidated Balance Sheets as of December 31, 2005 and 2004.................F-3

Consolidated Statements of Operations and Comprehensive Loss for
the years ended December 31, 2005 and 2004...................................F-4

Consolidated Statements of Changes in Stockholders' Deficiency
for the Period from Inception (February 26, 1997) through
December 31, 2005............................................................F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2005 and 2004..................................................F-16

Notes to Consolidated Financial Statements..................................F-18

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS
TORONTO o MONTREAL

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Schimatic Cash Transactions Network.Com, Inc.
(A Development Stage Enterprise)

We have audited the accompanying consolidated balance sheets of Schimatic Cash Transactions Network.Com, Inc. (the "Company") (a development stage enterprise) as at December 31, 2005 and 2004 and the related consolidated statements of operations, cash flows and shareholders' deficiency for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of the company as of December 31, 2002 and for the period from February 26, 1997 (Date of Inception) through December 31, 2002, were audited by other auditors, whose reports, dated August 31, 2003 and August 28, 2001, expressed unqualified opinions on those statements and included explanatory paragraphs regarding the Company's ability to continue as a going concern. The consolidated financial statements reflect cumulative total assets of $29,808 as of December 31, 2002 and cumulative expenses of $63,805,403 for the period from inception to December 31, 2002. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to the cumulative financial information from inception to December 31, 2002, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Schimatic Cash Transactions Network.Com, Inc. as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years ended December 31, 2005 and 2004 and for the period from inception to December 31, 2004 in accordance with generally accepted accounting principles in the United States of America.

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

                                            "SCHWARTZ LEVITSKY FELDMAN LLP"

     Toronto, Ontario, Canada                     Chartered Accountants
     September 24, 2007                     Licensed Public Accountants




                1167 Caledonia Road
                Toronto, Ontario M6A 2X1

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Consolidated Balance Sheets
As of December 31, 2005 and 2004
(Amounts expressed in US Dollars)

                                                                           2005                  2004
                                                                             $                     $
                                            ASSETS
                                            ------
CURRENT ASSETS:
  Cash                                                                     11,542                 14,086
  Prepaid Expenses and other                                               42,499                 58,571
                                                                      -----------            -----------
      TOTAL CURRENT ASSETS                                                 54,041                 72,657
                                                                      -----------            -----------
      TOTAL ASSETS                                                         54,041                 72,657
                                                                      ===========            ===========
               LIABILITIES AND SHAREHOLDERS' DEFICIENCY
               ----------------------------------------
CURRENT LIABILITIES:
  Accounts payable - Vendor                                             1,963,800              1,709,400
  Accounts payable - other                                              7,166,788              4,425,895
  Accrued wages and payroll taxes (note 14)                             1,499,196              1,439,795
  Deferred compensation (note 7)                                        4,205,411              2,074,276
  Loans - CEO America (note 6)                                            150,000                150,000
  Amounts owed to employees and officers (notes 3 and 4)                1,314,331              1,097,273
  Short term loans (note 12)                                                  500                197,885
  Convertible notes payable (including amounts owed to officers
  $1,220,462 prior year $1,220,462 (note 5))                            2,991,316              2,766,316
                                                                      -----------            -----------
      TOTAL CURRENT LIABILITIES                                        19,291,342             13,860,840
                                                                      -----------            -----------

COMMITMENTS AND CONTINGENCIES (notes 13, 14, 16, 18 and 19)

SHAREHOLDERS' DEFICIENCY (note 9):
  Common stock - $.001 par value; 200,000,000 shares
    authorized; 193,274,003 shares issued and outstanding                 193,274                165,714
                (2004: 165,714,436)
  Additional paid-in capital                                           60,006,504             57,616,113
  Common stock subscription receivable                                   (175,000)              (250,000)
  Common stock subscribed                                                 200,000                500,000
  Deficit accumulated during the development stage                    (79,462,079)           (71,820,010)
                                                                      -----------            -----------
      TOTAL SHAREHOLDERS' DEFICIENCY                                  (19,237,301)           (13,788,183)
                                                                      -----------            -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                       54,041                 72,657
                                                                      ===========            ===========

         The accompanying notes are an integral part of these consolidated financial statements.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Consolidated Statements of Operations and Comprehensive Loss
Years Ended December 31, 2005 and 2004 and the Period from Inception (February 26, 1997) to December 31, 2005
(Amounts expressed in US Dollars)

                                                                                                      For the Period
                                                                    For the Years Ended               From Inception
                                                                        December 31,                (February 26, 1997)
                                                            -----------------------------------     Through December 31,
                                                                  2005                 2004                2005
                                                                  ----                 ----                ----
                                                                   $                    $                   $
EXPENSES:
  Selling, general and administrative                           2,951,119             2,540,620           60,664,578
  Depreciation and amortization                                         -                     -              365,010
  Write-off of common stock subscription
    receivable                                                          -                     -            2,125,000
  Loss on impairment of intangible assets                               -                     -              703,211
  Interest expense                                              4,690,950             1,688,548           14,673,070
                                                            -------------         -------------         ------------
      TOTAL EXPENSES                                            7,642,069             4,229,168           78,530,869
                                                            -------------         -------------         ------------
LOSS BEFORE EXTRAORDINARY ITEM                                 (7,642,069)           (4,229,168)         (78,530,869)

EXTRAORDINARY ITEM - LOSS ON
  EXTINGUISHMENT OF DEBT                                                -                     -             (931,210)
                                                            -------------         -------------         ------------
NET LOSS                                                    $  (7,642,069)        $  (4,229,168)        $(79,462,079)
                                                            =============         =============         ============
NET LOSS PER SHARE, BASIC AND DILUTED                       $       (0.04)        $       (0.03)
                                                            =============         =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING, BASIC AND DILUTED                              181,736,272           164,307,653
                                                            =============         =============

COMPREHENSIVE LOSS
The components of comprehensive loss are as follows:

Net loss                                                    $  (7,642,069)        $  (4,229,168)
Other comprehensive income (loss) foreign currency
Translation                                                             -                     -
Comprehensive Loss                                          $  (7,642,069)        $  (4,229,168)

         The accompanying notes are an integral part of these consolidated financial statements.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through December 31, 2005 (Amounts expressed in US dollars)

                                                                                                                Deficit
                                                                                 Common    Common           Accumulated
                                                Common Stock    Additional        Stock     Stock Deferred   During the
                                       Number of                   Paid-in Subscription     to be  Compen-  Development
                                          Shares      Amount       Capital   Receivable    Issued   sation        Stage       Total
Balance - February 26, 1997 (Inception)        -   $       -   $         -  $         -         -        -  $        -   $        -
                                                                                                -        -
Issuance of common stock for cash:                                                              -        -
     ($1.32 per share, March)             35,676          36        46,964            -         -        -           -       47,000
     ($0.92 per share, April)             10,032          10         9,207            -         -        -           -        9,217
     ($0.75 per share, June)              28,085          28        20,972            -         -        -           -       21,000
     ($0.71 per share, July)             452,223         452       322,434            -         -        -           -      322,886
     ($0.69 per share, August)           695,447         695       477,005            -         -        -           -      477,700
     ($0.68 per share, September)         42,128          42        28,487            -         -        -           -       28,529
     ($0.81 per share, November)          32,715          33        26,517            -         -        -           -       26,550
Issuance of common stock for legal,                                                             -        -
financial, development and
administrative services                                                                         -        -
     ($1.32 per share, March)                759           1           999            -         -        -           -        1,000
     ($0.92 per share, April)            379,528         380       349,620            -         -        -           -      350,000
     ($0.92 per share, May)           12,870,501      12,871    11,811,512            -         -        -           -   11,824,383
     ($0.71 per share, July)           3,779,301       3,779     2,684,854            -         -        -           -    2,688,633
     ($0.69 per share, August)         1,479,869       1,480     1,012,322            -         -        -           -    1,013,802
     ($0.68 per share, September)        263,471         263       178,162            -         -        -           -      178,425
     ($0.81 per share, November)          74,957          75        61,150            -         -        -           -       61,225
     Net loss                                  -           -             -            -         -        - (17,349,205) (17,349,205)

     Balance - December 31, 1997      20,144,692      20,145    17,030,205            0         0        0 (17,349,205)    (298,855)

Issuance of common stock for cash:
     ($2.63 per share, January)           94,882          95       249,905            -         -        -           -      250,000
     ($0.87 per share, February)         108,469         108        94,342            -         -        -           -       94,450

                     The accompanying notes are an integral part of these consolidated financial statements.


     ($0.69 per share, March)            176,131         176       122,094            -         -        -           -      122,270
     ($0.70 per share, April)            206,944         207       144,026            -         -        -           -      144,233
     ($0.67 per share, May)              471,374         471       317,029            -         -        -           -      317,500
     ($2.45 per share, June)              26,567          27        64,973            -         -        -           -       65,000
     ($1.24 per share, July)              19,356          19        23,981            -         -        -           -       24,000
     ($2.63 per share, August)             1,898           2         4,998            -         -        -           -        5,000
     ($0.68 per share, September)        284,393         284       194,383            -         -        -           -      194,667
     ($0.66 per share, October)           68,315          68        44,932            -         -        -           -       45,000
     ($0.65 per share, November)         523,935         524       338,874            -         -        -           -      339,398
     ($0.66 per share, December)          37,953          38        24,962            -         -        -           -       25,000
Issuance of common stock for notes
     ($0.69 per share, July)           1,897,639       1,898     1,298,102   (1,300,000)        -        -           -            -
Issuance of common stock for legal,
financial, development and
administrative services:
     ($0.69 per share, March)              3,795           4         2,631            -         -        -           -        2,635
     ($0.70 per share, April)             67,708          68        47,122            -         -        -           -       47,190
     ($0.67 per share, May)              340,057         340       228,710            -         -        -           -      229,050
     ($2.45 per share, June)             379,528         380       928,191            -         -        -           -      928,571
     ($1.24 per share, July)             815,985         816     1,010,949            -         -        -           -    1,011,765
     ($0.68 per share, September)        152,388         152       104,158            -         -        -           -      104,310
     ($0.66 per share, October)           15,181          15         9,985            -         -        -           -       10,000
     ($0.65 per share, November)          51,616          52        33,384            -         -        -           -       33,436
     Net loss                                  -           -             -            -         -        -  (5,448,335)  (5,448,335)

     Balance - December 31, 1998      25,888,806      25,889    22,317,936   (1,300,000)        0        0 (22,797,540)  (1,753,715)

Issuance of common stock in exchange  18,597,792      18,597       777,516            -         -        -                  796,113
Issuance of common stock for cash:
     ($0.66 per share, January)          713,512         713       469,287            -         -        -                  470,000
     ($0.68 per share, February)         129,799         130        87,870            -         -        -                   88,000
     ($0.66 per share, March)            151,811         152        99,848            -         -        -                  100,000
     ($0.68 per share, April)            179,137         179       120,821            -         -        -                  121,000
     ($0.66 per share, May)               38,712          39        25,461            -         -        -                   25,500

                     The accompanying notes are an integral part of these consolidated financial statements.


     ($0.23 per share, July)           1,009,905       1,010       232,874            -         -        -                  233,884
     ($0.66 per share, September)        325,557         325       214,124            -         -        -                  214,449
Issuance of common stock for:
Computer services ($2.34 per share,
September)                                11,357          11        26,572            -         -        -                   26,583

Shareholder's loan ($2.75 per share,
November)                                175,000         175       481,075            -         -        -                  481,250

Investment in real estate joint
venture ($1.00 per share, December)      420,000         420       419,580            -    114000             (114,000)     420,000

Issuance of common stock for notes
($1.32 per share, July)                  759,056         759       999,241   (1,000,000)

Issuance of common stock for software    174,583         175       114,825            -                                     115,000
($0.66 per share, August)
Issuance of common stock for legal,
financial, development and
administrative services:
($0.68 per share, February)            1,968,326       1,968     1,332,506            -                                   1,334,474
($0.68 per share, April)               1,913,579       1,914     1,290,633            -                                   1,292,547
($0.66 per share, May)                    57,157          57        37,593            -                                      37,650
($0.66 per share, September)           1,500,860       1,501       986,242            -                                     987,743
Net loss                                       -           -             -            -                     (7,894,949)  (7,894,949)

BALANCE - December 31, 1999           54,014,949      54,014    30,034,004   (2,300,000)  114,000        0 (30,806,489)  (2,904,471)

Issuance of common stock for cash:
  ($0.60 and $1.00 per share, January)   120,733         121        82,320            -         -        -           -       82,441
  ($0.60 and $1.00 per share, February)  653,466         653       399,427            -         -        -           -      400,080
  ($0.60 and $1.00 per share, March)     508,567         508       413,393            -         -        -           -      413,901
  ($0.60 and $1.00 per share, April)     512,081         512       355,138            -         -        -           -      355,650
  ($0.60 per share, May)                 475,834         476       285,024            -         -        -           -      285,500
  ($0.21 and $0.60 per share, June)      761,667         762       132,838            -         -        -           -      133,600
  ($0.21 per share, July)                160,000         160        95,840            -         -        -           -       96,000
  ($0.60 per share, August)              108,667         109        65,091            -         -        -           -       65,200

                     The accompanying notes are an integral part of these consolidated financial statements.


     ($0.40 per share, September)        110,062         110        43,915            -         -        -           -       44,025
     ($0.40 per share, October)           25,000          25         9,975            -         -        -           -       10,000
     ($0.40 per share, November)         100,000         100        39,900            -         -        -           -       40,000
Issuance of common stock for cash
received in 1999 ($0.54 per share,
January)                                 211,669         212       113,788            -  (114,000)                   -
Issuance of common stock for debt
and interest:
     ($1.50 per share, April)          1,122,918       1,123     1,683,254            -         -        -           -    1,684,377
     ($0.60 per share, October)            2,632           3         1,576            -         -        -           -        1,579
     ($0.43 per share, November)          55,814          56        23,944            -         -        -           -       24,000
     ($0.40 per share, December)          77,083          77        30,756            -         -        -           -       30,833
Issuance of common stock for financial
 and development services:
     ($2.66 per share, February)          22,768          23        60,449            -         -        -           -       60,472
     ($2.50 per share, March)            139,988         140       349,830            -         -        -           -      349,970
     ($1.97 per share, April)             28,527          29        56,066            -         -        -           -       56,095
     ($1.43 per share, May)                3,000           3         4,287            -         -        -           -        4,290
     ($1.94 per share, June)              90,700          91       175,485            -         -        -           -      175,576
     ($1.42 per share, July)              28,640          29        40,642            -         -        -           -       40,671
     ($0.98 per share, August)            16,114          16        15,842            -         -        -           -       15,858
     ($0.66 per share, September)         40,067          40        26,398            -         -        -           -       26,438
     ($0.64 per share, October)           58,397          58        37,278            -         -        -           -       37,336
     ($0.40 per share, November)          21,155          21         8,441            -         -        -           -        8,462
Issuance of common stock for legal
services
     ($0.35 per share, November)         500,000         500       174,500            -         -        -           -      175,000
Issuance of common stock for investment
in Real estate joint venture:
     ($2.00 per share, March)             28,432          28        56,836            -         -        -           -       56,864
     ($0.33 per share, October)          101,975         102        33,550            -         -        -           -       33,652
Issuance of common stock to IC One                                                                       -           -
shareholders, January                    119,905         120          (120)           -         -        -           -
Cancellation of shares of common stock                                                                   -           -
issued in exchange, January             (286,267)       (286)          286            -         -        -           -

                     The accompanying notes are an integral part of these consolidated financial statements.


Issuance of common stock for equipment
     ($1.00 per share, January)            8,000           8         7,992            -         -        -           -        8,000
Issuance of common stock to settle
CardOne potential claims ($1.05 per
share, August)                           294,180         294       308,595            -         -        -           -      308,889
     Stock option compensation:
     January                                   -           -        29,588            -         -        -           -       29,588
     February                                  -           -        29,588            -         -        -           -       29,588
     March                                     -           -        29,588            -         -        -           -       29,588
     April                                     -           -       407,476            -         -        -           -      407,476
     May                                       -           -       815,726            -         -        -           -      815,726
     June                                      -           -       109,334            -         -        -           -      109,334
     July                                      -           -       109,335            -         -        -           -      109,335
     August                                    -           -       109,335            -         -        -           -      109,335
     September                                 -           -     1,599,960            -         -        -           -    1,599,960
     October                                   -           -       109,335            -         -        -           -      109,335
     November                                  -           -       109,335            -         -        -           -      109,335
     December                                  -           -       109,335            -         -        -           -      109,335
     Net loss                                  -           -             -            -         -        - (10,485,935) (10,485,935)

BALANCE, December 31, 2000            60,236,723      60,237    38,734,475   (2,300,000)        0        0 (41,292,424)  (4,797,712)

Issuance of common stock for financial,
development and administrative
services:
     ($0.25 per share, February)          21,386          21         5,326            -                                       5,347
     ($0.22 per share, March)            622,916         623       141,075            -                                     141,698
     ($0.15 per share, April)            402,210         402        58,017            -                                      58,419
     ($0.18 per share, May)               55,000          55         9,570            -                                       9,625
     ($0.19 per share, June)              62,115          62        11,740            -                                      11,802
     ($0.19 per share, July)           1,101,580       1,102       204,601            -                                     205,703
     ($0.16 per share, August)           270,047         270        44,118            -                                      44,388
     ($0.13 per share, September)         68,348          68         9,134            -                                       9,202
     ($0.20 per share, October)          286,406         287        57,717            -                                      58,004
     ($0.20 per share, November)         308,189         308        59,789            -                                      60,097
     ($0.23 per share, December)         395,400         395        89,297            -                                      89,692

                     The accompanying notes are an integral part of these consolidated financial statements.


Cancellation of common stock
issued for financial services ($1.50
per share, December)                     (55,000)        (55)      (82,445)           -                                    (82,500)
Issuance of common stock for
directors' fees
     ($1.29 per share, March)            335,000         335       432,365            -                                     432,700
Adjustment to issuance of common stock:
     February                             76,527          77          (77)            -
     October                              35,655          36          (36)            -
Settlement of subscription notes
receivable:
     July                                      -           -             -    1,225,000                                   1,225,000
     December                                  -           -             -       75,000                                      75,000
Issuance of common stock for debt:
     ($0.02 per share, October)        1,385,710       1,386        23,614            -                                      25,000
     $2.74 per share, November)          105,128         105       287,895            -                                     288,000
Issuance of common stock for interest:
     ($0.18 per share, January)          400,000         400        73,134            -                                      73,534
     ($0.18 per share, February)         400,000         400        73,133            -                                      73,533
     ($0.18 per share, March)            419,394         419        76,314            -                                      76,733
     ($0.21 per share, April)            548,160         548       113,652            -                                     114,200
     ($0.21 per share, May)              559,589         560       115,640            -                                     116,200
     ($0.20 per share, June)             835,145         835       164,965            -                                     165,800
     ($0.15 per share, July)           1,459,568       1,460       222,340            -                                     223,800
     $0.15 per share, August)          1,677,982       1,678       253,792            -                                     255,470
     ($0.15 per share, September)      1,793,356       1,793       268,677            -                                     270,470
     ($0.15 per share, October)        1,335,406       1,335       304,473            -                                     305,808
     $0.19 per share, November)        1,709,659       1,710       323,125            -                                     324,835
     ($0.63 per share, December)         339,398         339       180,273            -                                     180,612
Valuation adjustment for
collateralized shares                          -           -             -      863,370                                     863,370
Adjustment for variable option
accounting                                     -           -        55,160            -                                      55,160
Adjustment to issuance of common
stock for stock options, August          (24,000)        (24)           24            -
Loans payable - shareholder, at $0.13
per share, July                        1,992,187       1,992       253,008            -                                     255,000
Stock options granted for wages, July          -           -       919,197            -                                     919,197

                     The accompanying notes are an integral part of theseconsolidated financial statements.


Issuance of additional stock for sale
of common stock for cash in 2000,
December                                 250,000         250         (250)            -
     Stock option compensation:
     January                                   -           -       360,757            -                                     360,757
     February                                  -           -       333,674            -                                     333,674
     March                                     -           -       326,903            -                                     326,903
     April                                     -           -       316,732            -                                     316,732
     May                                       -           -       316,732            -                                     316,732
     June                                      -           -       316,732            -                                     316,732
     July                                      -           -     3,477,119            -                                   3,477,119
     August                                    -           -       316,731            -                                     316,731
     September                                 -           -       324,131            -                                     324,131
Issuance of common stock to Card One:
     ($0.21 per share, July)           3,341,974       3,342       698,473            -                                     701,815
     ($0.16 per share, August)         3,944,986       3,945       627,253            -                                     631,198
     ($0.12 per share, September)          8,060           8           959            -                                         967
     Net loss                                  -           -             -            -                    (14,774,236) (14,774,236)

BALANCE, December 31, 2001            86,704,204      86,704    50,899,028     (136,630)        0        0 (56,066,660)  (5,217,558)

     Issuance of common stock for debt:
     ($0.37 per share, May)              114,308         114        41,723            -         -                    -       41,837
     ($0.37 per share, July)              18,180          18         6,636            -         -                    -        6,654
     ($0.37 per share, September)         24,645          25         8,995            -         -                    -        9,020
     Issuance of common stock for
     interest:
     ($0.12 per share, January)        3,679,936       3,680       419,513            -         -                    -      423,193
     ($0.11 per share, February)       3,947,206       3,947       430,245            -         -                    -      434,192
     ($0.12 per share, March)          3,690,397       3,690       439,157            -         -                    -      442,847
     ($0.06 per share, April)          7,380,795       7,381       435,467            -         -                    -      442,848
     ($0.08 per share, May)            5,094,311       5,094       427,922            -         -                    -      433,016
     ($0.08 per share, June)           5,273,031       5,273       427,116            -         -                    -      432,389
     ($0.06 per share, July)           7,848,393       7,849       423,812            -         -                    -      431,661
     ($0.08 per share, August)         5,743,000       5,743       424,982            -         -                    -      430,725

                     The accompanying notes are an integral part of these consolidated financial statements.


     ($0.07 per share, September)      6,759,204       6,759       422,299            -         -                    -      429,058
     ($0.07 per share, October)          140,000         140         8,960            -         -                    -        9,100
     ($0.08 per share, November)         113,750         114         8,986            -         -                    -        9,100
     ($0.04 per share, December          211,628         212         8,889            -         -                    -        9,101
     Issuance of common stock for
     financial, development and
     administrative services:
     ($0.19 per share, March)            200,000         200        37,800            -         -                    -       38,000
     ($0.08 per share, July)             200,000         200        16,040            -         -                    -       16,240
     ($0.18 per share, August)           452,429         453        79,225            -         -                    -       79,678
     ($0.06 per share, September)        120,000         120         7,440            -         -                    -        7,560
     ($0.07 per share, November)       1,263,242       1,263        80,847            -         -                    -       82,110
     ($0.05 per share, December)         480,000         480        21,120            -         -                    -       21,600
     ($0.06 per share, December)         700,000         700        41,800            -         -                    -       42,500
     Cancellation of common stock
     issued for directors' fees:
     ($1.29 per share, April)           (110,000)       (110)     (141,790)           -         -                    -     (141,900)
     ($1.29 per share, June)             (75,000)        (75)      (96,675)           -         -                    -      (96,750)
     Compensation for consultants              -                   328,665            -         -                    -      328,665
     Accrued compensation converted into       -                   145,000            -         -                    -      145,000
     options
     Stock option compensation:
     March                                     -                   233,579            -            (22,919)          -      210,660
     April                                     -                       790            -         -                    -          790
     May                                       -                       790            -         -                    -          790
     June                                      -                       791            -         -                    -          791
     July                                      -                    72,479            -         -                    -       72,479
     August                                    -                     7,712            -         -                    -        7,712
     September                                 -                    15,680            -         -                    -       15,680
     October                                   -                       790            -         -                    -          790
     November                                  -                       790            -         -                    -          790
     December                                  -                    37,650            -             (6,890)          -       30,760
     Amortization of deferred option
     compensation:
     January                                   -                         -            -                              -
     February                                  -                         -            -                              -

                     The accompanying notes are an integral part of these consolidated financial statements.


     March                                     -                         -            -                                           -
     April                                     -                         -            -                790           -          790
     May                                       -                         -            -                790           -          790
     June                                      -                         -            -                791           -          791
     July                                      -                         -            -                790           -          790
     August                                    -                         -            -                790           -          790
     September                                 -                         -            -                791           -          791
     October                                   -                         -            -                790           -          790
     November                                  -                         -            -                790           -          790
     December                                  -                         -            -                791           -          791
     Valuation adjustment for                  -                                103,991                              -      103,991
     collateralized shares
     Shares issued for settlements:
     ($0.08 per share, September)        286,267         286        22,615            -                  -           -       22,901
     ($0.05 per share, December)          30,588          31         1,498            -                  -           -        1,529
     Net loss                                  -                         -            -                  -  (7,738,743)  (7,738,743)
     BALANCE, December 31, 2002      140,290,514     140,291    55,748,366      (32,639)           (22,696)(63,805,403)  (7,972,081)

     Issuance of stock for services
     rendered:

     ($0.05 per share, February)       1,530,588       1,530        75,030                                                   76,560
     ($0.05 per share, March)            500,000         500        24,500                                                   25,000
     ($0.05 per share, June)             466,378         466        22,853                                                   23,319
     ($0.05 per share, October)            7,050           7           345                                                      352
     ($0.05 per share, November)       5,002,144       5,002       245,105                                                  250,107
     ($0.05 per share, December)         240,916         241        11,805                                                   12,046
     ($0.06 per share, December)         700,000         700        41,300                                                   42,000
Issuance of stock in lieu of interest
payments:
     ($0.05 per share, March)          1,625,792       1,626        84,541                                                   86,167
     ($0.05 per share, December)      12,206,425      12,207       627,387                                                  639,594
Issuance of stock for cash:              250,000         250        24,750                                                   25,000

Common stock subscribed                                                        (525,000)  600,000                            75,000
Issuance of stock for settlement
of debt:
     ($0.05 per share, November)         389,052         389        19,065                                                   19,454

                     The accompanying notes are an integral part of these consolidated financial statements.


     ($0.05 per share, December)         400,000         400        19,600                                                   20,000
     Stock option compensation:                                     79,139                                                   79,139
     Amortization of deferred option
     compensation:                                                                                  22,696                   22,696
     Net Stock cancellation
     adjustment                       (3,140,259)     (3,140)        3,140                                                        -
     Write-off of stock subscription
     receivable                                                                  32,639                                      32,639
     Net Loss                                                                                               (3,785,439)  (3,785,439)
     BALANCE, December 31, 2003      160,468,600     160,469    57,026,926     (525,000)  600,000        - (67,590,842) (10,328,447)
     Issuance of stock for services
     rendered:
     ($0.10 per share, January)          150,000         150        14,850                                                   15,000
     ($0.15 per share, January)          200,000         200        29,800                                                   30,000
     ($0.145 per share, August)          689,655         690        99,310                                                  100,000
     ($0.08 per share, August)           500,000         500        39,500                                                   40,000
     Issue of stock in lieu of
     interest payments:
     ($0.13 per share, February)         280,419         280        36,174                                                   36,454
     ($0.165 per share, February)        175,841         176        28,838                                                   29,014
     Issue of stock for cash:
     ($0.05 per share, January)        2,586,310       2,586       126,729                                                  129,315
     ($0.30 per share, January)          250,000         250        74,750                (75,000)                                -
     ($0.08 per share, February)          62,500          63         4,937                                                    5,000
     ($0.30 per share, February)          83,333          83        24,917                (25,000)                                -
     ($0.06 per share, November)          66,667          66         3,934                                                    4,000
     ($0.09 per share, November)         101,111         101         8,999                                                    9,100
     ($0.065 per share, November)        100,000         100         6,400                                                    6,500
     Common stock subscription
     received                                                                   275,000                                     275,000
     Stock option compensation                                      90,049                                                   90,049
     Net Loss                                                                                               (4,229,168)  (4,229,168)
     BALANCE, December 31, 2004      165,714,436     165,714    57,616,113    (250,000)   500,000        - (71,820,010) (13,788,183)

     Issuance of stock for services
     rendered:
     ($0.05 per share, February)         250,000         250        12,250                                                   12,500
     ($0.05 per share, May)                1,050           1            52                                                       53
     ($0.048 per share, June)            100,000         100         4,650                                                    4,750
     ($0.06 per share, December)          88,669          89         5,231                                                    5,320
     Issue of stock in lieu of
     interest payments:
     ($0.082 per share, May)          22,934,690      22,935     1,861,894                                                1,884,829
     Issue of stock for cash:
     ($0.07 per share, March)             70,355          70         4,855                                                    4,925
     ($0.068 per share, March)           369,550         370        24,590                                                   24,960

     ($0.07 per share, April)            100,000         100         6,900                                                    7,000
     ($0.09 per share, April)            100,000         100         8,900                                                    9,000
     ($0.05 per share, May)              248,000         248        12,152                                                   12,400
     ($0.056 per share, May)              23,571          23         1,297                                                    1,320
     ($0.07 per share, May)              142,857         143         9,857                                                   10,000
     ($0.08 per share, May)              125,000         125         9,875                                                   10,000


     ($0.09 per share, May)               47,968          48         4,269                                                    4,317
     ($0.123 per share, May)             150,000         150        18,225                                                   18,375
     ($0.30 per share, May)            1,000,000       1,000       299,000               (300,000)                                -
     ($0.068 per share, May)              13,450          13           895                                                      908
     ($0.08 per share, June)              62,500          63         4,937                                                    5,000
     ($0.05 per share, June)             800,000         800        39,200                                                   40,000
     ($0.05 per share, June)             100,000         100         4,900                                                    5,000
     ($0.09 per share, June)              50,000          50         4,450                                                    4,500
     ($0.05 per share, July)             200,000         200         9,800                                                   10,000
     ($0.05 per share, July)             200,000         200         9,800                                                   10,000
     ($0.06 per share, September)         58,413          58         3,447                                                    3,505
     ($0.05 per share, October)          323,494         324        15,851                                                   16,175
     Common stock subscription received        -           -             -       75,000         -                            75,000
     Stock option compensation                 -           -        13,114            -         -                            13,114
     Net Loss                                  -           -             -            -         -           (7,642,069)  (7,642,069)
     BALANCE, December 31, 2005      193,274,003     193,274    60,006,504     (175,000)  200,000        - (79,462,079) (19,237,301)

                     The accompanying notes are an integral part of these consolidated financial statements.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Consolidated Statement of Cash Flows
Years Ended December 31, 2005 and 2004 and Period from Inception (February 26,
1997) through December 31, 2005
(Amounts expressed in US Dollars)

                                                                                        For the Period
                                                              For the Years Ended       From Inception
                                                                  December 31,          (February 26, 1997)
                                                       -------------------------------  Through December 31,
                                                           2005                2004            2005
                                                       -----------------------------------------------------
                                                            $                   $                   $
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               (7,642,069)         (4,229,168)         (79,462,079)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                                   -                   -              365,010
Stock option compensation                                  13,114              90,049           10,516,768
Adjustment for variable accounting of options                                                       55,160
Amortization of deferred option compensation                    -                   -               22,696
Common stock issued for services
and compensation                                           22,623             185,000           24,892,644
Common stock issued for interest expense                1,884,829              65,468            8,905,112
Common stock issued to settle CardOne
Claims                                                                                           1,667,299
Common stock issued for directors' fees                                                            432,700
Write-off of common stock subscription
Receivable                                                      -                   -            2,125,000
(Gain) loss on extinguishment of debt                           -                   -              931,210
Loss on impairment of assets                                    -                   -              703,211
Changes in current assets and liabilities:
Prepaid Expenses and other                                 16,073             (33,686)             (12,480)
Accounts payable and accrued expenses                   5,185,828           3,012,872           17,338,142
                                                       -----------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                    (519,603)           (909,465)         (11,519,607)
                                                       -----------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                           -                   -             (347,349)
Acquisition of patents                                          -                   -              (46,854)
Investment in real estate joint venture                         -                   -              (36,515)

                                                       -----------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                           -                   -             (430,718)
                                                       -----------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) loans payable -            (197,385)             73,570              255,500
shareholders
Loans - CEO America                                             -                   -              150,000
Proceeds from notes payable                               225,000              65,000            3,736,827
Proceeds from common stock subscription
received                                                   75,000             275,000              600,000
Sales of common stock                                     197,385             153,915            6,106,115
Amounts owed to employees and officers                    217,059             313,496            1,113,425

                                                       -----------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 517,059             880,981           11,961,867
                                                       -----------------------------------------------------

NET INCREASE (DECREASE) IN CASH                            (2,544)            (28,484)              11,542

CASH AT BEGINNING OF PERIOD                                14,086              42,570                    -

                                                       -----------------------------------------------------
CASH AT END OF PERIOD                                      11,542              14,086               11,542
                                                       -----------------------------------------------------

          The accompanying notes are an integral part of these consolidated financial statements.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Consolidated Statement of Cash Flows
Years Ended December 31, 2005 and 2004 and Period from Inception (February 26,
1997) through December 31, 2005
(Amounts expressed in US Dollars)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------

                                                                                                         For the Period
                                                                      For the Years Ended                From Inception
                                                                          December 31,                 (February 26, 1997)
                                                              ----------------------------------       Through December 31,
                                                                   2005                 2004                  2005
                                                                   ----                 ----                  ----
  Cash paid during the year for:
    Interest                                                  $         -            $        -            $        -
                                                              ===========            ===========           ==========

NON-CASH FINANCING AND INVESTING ACTIVITIES:
--------------------------------------------

Issuance of common stock for debt                             $          -           $        -            $  659,965
                                                              ============           ===========           ==========

Stock options granted for accrued wages                       $                      $                     $1,064,197
                                                              ============           ===========           ==========

Issuance of common stock for interest                         $  1,884,829           $    65,468           $8,905,112
                                                              ============           ===========           ==========

Issuance of common stock for investment in
  real estate joint venture                                   $          -           $         -           $  510,516
                                                              ============           ===========           ==========

Issuance of common stock for equipment                        $          -           $         -           $    8,000
                                                              ============           ===========           ==========

Issuance of common stock for IC One, Inc.                     $          -           $         -           $   34,929
                                                              ============           ===========           ==========

Issuance of common stock for shareholder's
  loan                                                        $          -           $         -           $  405,000
                                                              ============           ===========           ==========

Issuance of common stock for software                         $          -           $         -           $  115,000
                                                              ============           ===========           ==========

Issuance of common stock for notes receivable                 $          -           $         -           $2,300,000
                                                              ============           ===========           ==========
(Cancellation) issuance of common stock for
  directors' fees                                              $         -           $         -           $  194,050
                                                              ============           ===========           ==========

              The accompanying notes are an integral part of these consolidated financial statements.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(Amounts expressed in US Dollars)


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

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
----------------

The accompanying financial statements have been prepared according to United States Generally Accepted Accounting Principles. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development stage enterprise and has incurred net losses of $79,462,079 since inception. Additionally, the Company had a net working capital deficiency of $19,237,301 and a total shareholders' deficiency of $19,237,301 at December 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management expects to incur additional losses for the foreseeable future and recognizes the need to raise capital through the future issuance of stock and/or

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(Amounts expressed in US Dollars)

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

As of December 31, 2005, current liabilities are substantially past due. In the event demands are made upon the Company which cannot be met and the associated creditors successfully pursue action against the Company, the Company could be exposed to additional costs of legal fees, interest or penalties, and may be forced to take other defensive actions, including filing for bankruptcy.

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

Research and Development Costs
------------------------------

Research and development expenditures are charged to expense as incurred, unless such costs are expected to be reimbursed. The Company capitalizes costs related to acquired technologies that have achieved technological feasibility and have alternative uses. Research and development expenses totaled approximately $1,643,055 and $1,908,055 for the years ended December 31, 2005 and 2004, respectively.

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(Amounts expressed in US Dollars)

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

In December 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS Statement No. 123". This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. We have adopted the increased disclosure requirements of SFAS No. 148 for the fiscal year ended December 31, 2005.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(Amounts expressed in US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The additional disclosures required by SFAS No. 148 are as follows:

                                                                         For Years Ended December 31,
                                                                         2005                   2004
                                                                         ----                   ----
Net loss attributable to common stockholders,
  as reported                                                        $(7,642,069)           $(4,229,168)

Add:  Stock-based compensation expense included
        in reported net income, net of related
        tax effect                                                        13,114                 90,049

Less:  Total stock-based compensation expense
        determined under the Black-Scholes fair value-based
        method for all awards *                                          (13,114)               (90,049)
                                                                     -----------            -----------
Proforma net loss attributable to common
  stockholders                                                       $(7,642,069)           $(4,229,168)
                                                                     ===========            ===========
Basic and diluted net loss attributable to common stockholders:
    As reported                                                      $     (0.04)           $     (0.03)
                                                                     ===========            ===========
    Proforma                                                         $     (0.04)           $     (0.03)

* The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for stock options granted during the years 2005 and 2004: annual dividends of $0; expected volatility range of 51.78% to 58.02% for 2005 and 51.52% to 160.73% for 2004,
respectively; risk-free interest rate of 3% for 2005 and 2.75% to 3% for 2004; and expected life of five to ten years.

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

Loss per Common Share
---------------------
Basic and diluted loss per share has been calculated based upon the weighted average number of common shares outstanding, excluding 759,056 subscribed shares and excludes any potentially dilutive securities. Stock options and convertible notes have been excluded as common stock equivalents in the computation of diluted loss per share since the results would be anti-dilutive. Obligations to issue additional shares, which could potentially dilute earnings per share, were approximately 147,800,000 at December 31, 2005 and 137,600,000 at December 31, 2004.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The main areas of estimates include the calculation of stock based compensation, accrued liabilities and valuation allowance

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(Amounts expressed in US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments consist primarily of cash, notes payable and accounts payable and accrued expenses, which approximate fair value because of their short maturities. The Company's notes payable approximate the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2005.

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

Recent Pronouncements
----------------------
SFAS 151 - Inventory Costs--an amendment of ARB No. 43, Chapter 4. This Statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material ( spoilage). The company believes that this standard would not have a material impact on its financial position, results of operations or cash flows.

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(Amounts expressed in US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Pronouncements (Continued)
---------------------------------

SFAS 154 - Financial Accounting Standards Board ("FASB") Statement No. 154 Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle.

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(Amounts expressed in US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Pronouncements (Continued)
---------------------------------
FIN 48 - In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position and operations.

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(Amounts expressed in US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Pronouncements (Continued)
---------------------------------

SFAS 159 - In February 2007, the FASB issued SFAS No. 159 ("SFAS 159") - the fair value option for financial assets and liabilities including in amendment of SFAS 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair value measurements. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.

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

NOTE 5 - CONVERTIBLE NOTES PAYABLE

At December 31, 2005, secured convertible notes payable of $ 2,991,316 (2004: $ 2,766,316) bear interest at a rate of 12% annually and are secured by Company's intellectual property. The notes mature at various dates extending through September 2004. In a letter to Note holders on December 30, 2004, the Company advised all note holders that there had been a technical delay in conversion to Common Stock, and that notes would be extended on a month-by-month basis until resolution. The issue was resolved on November 30, 2006 when the number of authorized shares was increased.

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

At December 31, 2005, these notes are convertible into 59,826,325 shares of common stock (2004: 55,326,320).

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(Amounts expressed in US Dollars)

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

At December 31, 2005, deferred compensation, if the holders so elect, is convertible into stock options totaling 22,212,917 shares (2004: 18,493,000 shares) of common stock which are potentially dilutive to earnings per share.

NOTE 8 - INCOME TAXES

At December 31, 2005, the Company has available unused net operating loss carryovers of approximately $67,600,000 that may be applied against future taxable income and expire at various dates through 2025. The Company has a deferred tax asset arising from such net operating loss deductions and has recorded a valuation allowance for the full amount of such deferred tax asset since the likelihood of realization of the tax benefits cannot be determined. These losses may be subject to substantial limitations as a result of IRC
Section 382 rules governing changes in control.

Further, the Company has not filed any federal, state or local income or franchise tax returns for the years ended December 31, 2005, 2004, 2003, 2002 and 2001. Such failure may have a material adverse effect on the amount of any net operating loss carry forwards and may subject the Company to fines.

         Deferred tax asset:                         2005               2004

           Net operating loss carry forward     $ 27,040,000       $ 24,000,000
           Valuation allowance                   (27,040,000)       (24,000,000)
                                                ------------       ------------

              Net Deferred Tax Asset            $          -       $          -
                                                ============       ============

For the year ended December 31, 2005, the valuation allowance increased approximately $3,040,000.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(Amounts expressed in US Dollars)

NOTE 9 - SHAREHOLDERS' DEFICIENCY

Equity Transactions
-------------------
2005
----

On February 2, 2005 the Company issued 250,000 common shares in exchange for services valued at $12,500. The shares were issued at $0.05.

On March 29, 2005 the Company issued 70,355 common shares in exchange for cash. The shares were issued at $0.07.

On March 29, 2005 the Company issued 369,550 common shares in exchange for cash. The shares were issued at $0.068.

On April 8, 2005, the Company issued 100,000 common shares in exchange for cash. The shares were issued at $0.07

On April 28, 2005 the Company issued 100,000 common shares in exchange for cash. The shares were issued at $0.09.

On May 4, 2005 the Company issued 248,000, 23,571, 142,857, 125,000, 47,968,
150,000 and 1,000,000 common shares in exchange for cash. The shares were issued at $0.05, $0.056, $0.07, $0.08, $0.09, $0.123 and $0.30 respectively.

On May 4, 2005 the Company issued 1,050 common shares in exchange for past services valued at $53. The shares were issued at $0.05.

On May 4, 2005, the Company issued 22,934,690 common shares for interest payments of $1,884,829. The shares were issued at $0.082.

On May 4, 2005, the Company issued 13,450 common shares in exchange for cash. The shares were issued at $0.068.

On June 2, 2005, the Company issued 62,500 common shares in exchange for cash. The shares were issued at $0.08.

On June 6, 2005, the Company issued 800,000 common shares in exchange for cash. The shares were issued at $0.05.

On June 15, 2005, the Company issued 100,000 and 50,000 common shares in exchange for cash. The shares were issued at $0.05 and $0.09, respectively.

On June 15, 2005, the Company issued 100,000 common shares in exchange for services valued at $4,750. The shares were issued at $0.048.

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

On October 31, 2005, the Company issued 323,494 common shares in exchange for cash. The shares were valued at $ $0.05

On December 1, 2005, the Company issued 88,669 common shares in exchange for services valued at $5,320. The shares were valued at $0.06.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(Amounts expressed in US Dollars)

NOTE 9 - SHAREHOLDERS' DEFICIENCY (Continued)

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

Authorized Shares
-----------------
As at December 31, 2005, the Company is authorized to issue 200,000,000 shares of common stock. At December 31, 2005, the Company had common stock shares outstanding of 193,274,003 and an additional 147,777,588 shares issuable upon the conversion of stock options, convertible debt and deferred compensation. As a result, the Company would exceed the authorized amount by 141,051,591. The Company would be required to seek shareholder approval to increase the shares authorized limits in order to satisfy its potential conversion of dilutive securities.

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(Amounts expressed in US Dollars)

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

The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for stock options granted during the years 2005 and 2004: annual dividends of $0; expected volatility range of 51.78% to 58.02% for 2005 and 51.52% to 160.73% for 2004,
respectively; risk-free interest rate of 3.0% for 2005 and 2.75% to 3.0% for 2004; and expected life of five to ten years. The estimated weighted - average fair values of stock options granted to employees, officers and directors during the year 2005 and 2004 was approximately $.03 and $.08 respectively. The market price of shares during the time of grants ranged from $0.05 to $0.07 in 2005 and from $0.07 to $0.17 in 2004.

                                                      Stock Options
                                                ------------------------
                                                                Weighted
                                                                Average
                                                                Exercise
                                                  Shares         Price
                                                  ------         -----
  Outstanding at December 31, 2003              47,225,299       $0.09
      Granted                                    1,200,000       $0.11
    Exercised                                            -           -
    Cancelled                                            -           -
  Outstanding at December 31, 2004              48,425,299       $0.11
      Granted                                      400,000        0.06
    Exercised                                            -           -
    Cancelled                                   (7,142,470)      $0.17
  Outstanding at December 31, 2005              41,682,829       $0.10

The following table summarizes the Company's stock options outstanding and exercisable at December 31, 2005:

                                        Options Outstanding                       Options Exercisable
                              ----------------------------------------       ----------------------------
                                               Weighted
                                                Average      Weighted                            Weighted
                                               Remaining     Average                             Average
  Range of Exercise               Number      Contractual    Exercise             Number         Exercise
       Prices                  Outstanding       Life         Price             Exercisable        Price
       ------                  -----------       ----         -----             -----------        -----
                              (In Thousands)  (In Years)                       (In Thousands)
$0.00 - $0.23                      38,970         3.32         $0.08                 38,970        $0.08
$0.48 - $0.49                       2,713         4.64         $0.48                  2,713        $0.48
                                   ------                                            ------
                                   41,683                                            41,683
                                   ======                                            ======

The market price of the 400,000 stock options granted in 2005 ranged from $0.05 to $0.07.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(Amounts expressed in US Dollars)

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

In June 2001, the Company reached a settlement and agreed to reduce the balance of accounts payable to them by $770,000, to $1,200,000. The agreement resulted in an extraordinary gain from settlement of $770,000. The agreement also calls for the return to the Company of 2,100,000 shares of common stock placed in escrow as collateral for the obligation. The agreement permits the Company to repay the remaining amount over a period of time as long as fifteen months, starting no later than September 30, 2001. The amounts expected to be repaid will increase from $70,000 per month in September 2001 to $90,000 per month through December 2002. During 2001, the Company made two of the four payments due in 2001 which totaled to $140,000. The unpaid balance is $1,963,800, including accrued interest charges of $903,800, as of December 31, 2005. In December 2003, the Company received certificates for the return of all of the 2,100,000 shares of common stock which were then cancelled.

NOTE 12 - SHORT TERM LOANS

These short term loans and advances are non-interest bearing and were converted to stock in 2006.

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(Amounts expressed in US Dollars)

NOTE 13 - LITIGATION AND SETTLEMENT OF CLAIMS (Continued)

Greg Morrison vs. Smart Chip Technologies, L.L.C.
-------------------------------------------------

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(Amounts expressed in US Dollars)

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

On March 18, 2005, Richard Hauge and John Hipsley initiated an action against the Company in the Third Judicial District Court, Salt Lake County, State of Utah (Case # 050905213 alleging the Company breached prior employment and settlement agreements. On July 16, 2007, Richard Hauge and the Company entered into a separate Settlement Agreement, and the Company continues to vigorously defend itself in the matter against John Hipsley.

Other Creditors
---------------

From time to time, the Company is threatened by creditors to initiate litigation to collect amounts owed by the Company and reported on its financial statements. In cases in which litigation is threatened or initiated, the Company seeks to negotiate a settlement or forbearance agreement.

NOTE 14 - PAYROLL TAXES

Internal Revenue Service
------------------------

The Company's wholly owned subsidiary, IC One, Inc., has received notification from the Internal Revenue Service that IC One has an unpaid liability for employment taxes and amounts withheld from employees' wages for the periods from July 1, 1999, through September 30, 2001. IC One erroneously filed an employer tax report for the quarter ended September 30, 2001, even though it did not have any employees and paid no payroll after June 30, 2001. Accordingly, IC One was not required to make federal tax deposits for the periods after June 30, 2001. The Internal Revenue Service has filed tax liens against the Company with respect to such amounts outstanding. As of December 31, 2005, the aggregate amount owed by IC One, together with applicable penalties and interest, for the period from July 1, 1999, through June 30, 2001, was approximately $1,335,575. The Company is attempting to negotiate with the Internal Revenue Service regarding payment of the amounts owed by IC One.

The total amount of unpaid employment taxes owed by the Company was approximately $1,335,575 (including interest and penalties of approximately $383,090). The Company continues to work with the Internal Revenue Service via the appeals process to resolve its outstanding liability. The Company does not believe that the liability will hinder the progress of the Company.


Utah State Tax Commission
-------------------------

The State of Utah has filed tax liens against the Company of approximately $57,000 as of December 31, 2005, for unpaid employee withholding taxes and related amounts.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(Amounts expressed in US Dollars)

NOTE 14 - PAYROLL TAXES-Continued

California Employment Development Corporation
---------------------------------------------

The State of California has filed tax liens against the Company for unpaid employee withholding taxes and related amounts aggregating approximately $74,874 as of December 31, 2005.

Nebraska Department of Revenue
------------------------------

The State of Nebraska has filed tax liens against the Company for unpaid employee withholding taxes and related amounts aggregating approximately $5,500 as of December 31, 2005. On June 26, 2007, the Company paid its tax obligation to the State of Nebraska in full.

NOTE 15 - STRATEGIC ALLIANCES

The Company has established strategic alliances to market its products and services. (Refer Note 20 - Subsequent Events for licensing agreements signed with Retention Management Group, Inc. and Phoenix Technology Holdings, Inc.)

NOTE 16 - EMPLOYMENT AGREEMENTS

As of December 31, 2005, the Company was obligated under two employment agreements with certain officers. Compensation under the agreements include annual salaries approximately $150,000.

NOTE 17 - RELATED PARTY TRANSACTIONS

As of December 31, 2005 and 2004 the Company is liable to executive officers and directors for secured convertible promissory notes for $1,220,462, with interest at 12%. Interest on such notes accrued approximates $189,000 for 2005 (2004:
$169,000). These notes were assigned to Phoenix Technology Holdings Inc. in April 2006 (see Note 20 - Subsequent Events) Also during 2005, a director maintained a current account with the Company to assist the Company meet its operating expenses. As of December 31, 2005, there was a payable of $27.000 (2004: $19,000) approximately to this director.

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(Amounts expressed in US Dollars)

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(Amounts expressed in US Dollars)

NOTE 20-SUBSEQUENT EVENTS (Continued)

A)   Subsequent issue of common shares:

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

B)   Options

On March 3, 2006, the Company cancelled 1,937,333 options that had been issued to a past employee.

On April 3, 2006, the Company cancelled 1,301,667 options that had been issued to a past employee.

On December 15, 2006 and December 16, 2006, the Company cancelled 527,296 and 1,000,000 options, respectively, that had been issued to consulting companies for services rendered.

On March 9, 2007, the Company cancelled 21,161,876 options that had been issued to past employees.

On March 26, 2007 and March 28, 2007, the Company cancelled 2,861,958 and 1,038,615 options, respectively, that had been issued to past employees.

On July 16, 2007 the Company cancelled 4,098,333 options that had been issued to past employees.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(Amounts expressed in US Dollars)


NOTE 20-SUBSEQUENT EVENTS (Continued)

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

Statute-Barred Accounts Payable
-------------------------------

As of December 31, 2006, certain accounts payable of the Company are Statute-Barred under Utah law from being collected by creditors. However, under US GAAP, the Company still records them as a liability. As of December 31, 2006, the amount is approximately $41,000.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(Amounts expressed in US Dollars)

NOTE 20-SUBSEQUENT EVENTS (Continued)

C) Events

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
 (A Development Stage Enterprise)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(Amounts expressed in US Dollars)

NOTE 20-SUBSEQUENT EVENTS (Continued)

C) Events

The International Investor
--------------------------

On August 30, 2007, The International Investor, K.S.C.C., a Kuwait-based company, initiated an action in the United States District Court for the District of Nevada, case # 07-CV-1178, in which the Company was named as a co-defendant, seeking damages in the amount of $100,000,000. The company filed its counter-claim on September 25, 2007 and plans to vigorously defend and counter sue TII for breach of contract, fraud, interference with contractual relations, misappropriation of trade secrets, conversion, unjust enrichment and to seek both compensatory and punitive damages well in excess of $100 million.

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

                  SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
                        (A Development Stage Enterprise)

                    UNAUDITED QUARTERLY FINANCIAL STATEMENTS

First Quarter (through March 31, 2005)......................................F-40

Condensed Notes to First Quarter Financial Statements.......................F-54

Second Quarter (through June 30, 2005)......................................F-68

Condensed Notes to Second Quarter Financial Statements......................F-82

Third Quarter (through September 30, 2005)..................................F-97

Condensed Notes to Third Quarter Financial Statements......................F-111

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Interim Consolidated Balance Sheets
As of March 31, 2005 and December 31, 2004
(Amounts expressed in US Dollars)

                                                                          (Unaudited)              (Audited)
                                                                            March 31,             December 31,
                                                                              2005                   2004
                                                                               $                      $
                                            ASSETS
                                            ------

CURRENT ASSETS:
  Cash                                                                        164,587                 14,086
  Prepaid Expenses and other                                                   62,504                 58,571
                                                                          -----------            -----------
      TOTAL CURRENT ASSETS                                                    227,091                 72,657
                                                                          -----------            -----------
      TOTAL ASSETS                                                            227,091                 72,657
                                                                          ===========            ===========
               LIABILITIES AND SHAREHOLDERS' DEFICIENCY
               ----------------------------------------
CURRENT LIABILITIES:
  Accounts payable - Vendor                                                 1,773,000              1,709,400
  Accounts payable - other                                                  5,065,728              4,425,895
  Accrued wages and payroll taxes (note 11)                                 1,455,484              1,439,795
  Deferred compensation                                                     2,497,907              2,074,276
  Loans - CEO America                                                         150,000                150,000
  Amounts owed to employees and officers (notes 5 and 6)                    1,151,573              1,097,273
  Short term loans                                                            168,000                197,885
  Convertible notes payable (including amounts owed to officers
  $1,220,462 prior year $1,220,462)                                         2,966,316              2,766,316
                                                                          -----------            -----------
      TOTAL CURRENT LIABILITIES                                            15,228,008             13,860,840
                                                                          -----------            -----------


SHAREHOLDERS' DEFICIENCY (note 7):
  Common stock - $.001 par value; 200,000,000 shares
    authorized; 166,404,341 shares issued and outstanding                     166,404                165,714
                (2004: 165,714,436)
  Additional paid-in capital                                               57,668,541             57,616,113
  Common stock subscription receivable                                       (200,000)              (250,000)
  Common stock subscribed                                                     500,000                500,000
  Deficit accumulated during the development stage                        (73,135,862)           (71,820,010)
                                                                          -----------            -----------
      TOTAL SHAREHOLDERS' DEFICIENCY                                      (15,000,917)           (13,788,183)
                                                                          -----------            -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                          227,091                 72,657
                                                                          ===========            ===========

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Interim Consolidated Statements of Operations and Comprehensive Loss
For the three month period Ended March 31, 2005 and 2004 and the Period from Inception (February 26, 1997) to March 31, 2005
(Amounts expressed in US Dollars)
(Unaudited)

                                                                                                 For the Period
                                                                     For the Quarter             From Inception
                                                                     Ended March 31,           February 26, 1997)
                                                          ---------------------------------     through March 31,
                                                                2005               2004                2005
                                                                ----               ----                ----
                                                                 $                   $            $          $
EXPENSES:
  Selling, general and administrative (note 12)                 712,950            (10,781)         58,426,498
  Depreciation and amortization                                       -                  -             365,010
  Write-off of common stock subscription
    receivable                                                        -                  -           2,125,000
  Loss on impairment of intangible assets                             -                  -             703,211
  Interest expense                                              602,902            163,792          10,584,933
                                                          -------------      -------------        ------------
      TOTAL EXPENSES                                          1,315,852            153,011          72,204,652
                                                          -------------      -------------        ------------
LOSS BEFORE EXTRAORDINARY ITEM                               (1,315,852)          (153,011)        (72,204,652)

EXTRAORDINARY ITEM - LOSS ON
  EXTINGUISHMENT OF DEBT                                              -                  -            (931,210)
                                                          -------------      -------------        ------------
NET LOSS                                                  $  (1,315,852)     $    (153,011)       $(73,135,862)
                                                          =============      =============        ============
NET LOSS PER SHARE, BASIC AND DILUTED                     $       (0.01)     $       (0.00)

                                                          =============      =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING, BASIC AND DILUTED                            165,801,515        162,774,572
                                                          =============      =============

COMPREHENSIVE LOSS
The components of comprehensive loss are as follows:

Net loss                                                  $  (1,315,852)     $    (153,011)
Other comprehensive income (loss) foreign currency
Translation                                                           -                  -
Comprehensive Loss                                        $  (1,315,852)     $    (153,011)

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through March 31, 2005 (Amounts expressed in US dollars)

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


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through March 31, 2005
(Amounts expressed in US dollars)

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


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through March 31, 2005
(Amounts expressed in US dollars)

     ($0.23 per share, July)           1,009,905       1,010       232,874            -         -        -                  233,884
     ($0.66 per share, September)        325,557         325       214,124            -         -        -                  214,449
Issuance of common stock for:
Computer services ($2.34 per share,
September)                                11,357          11        26,572            -         -        -                   26,583

Shareholder's loan ($2.75 per share,
November)                                175,000         175       481,075            -         -        -                  481,250

Investment in real estate joint          420,000         420       419,580            -    114000             (114,000)     420,000
venture ($1.00 per share, December)

Issuance of common stock for notes
($1.32 per share, July)                  759,056         759       999,241   (1,000,000)

Issuance of common stock for software
($0.66 per share, August)                174,583         175       114,825            -                                     115,000
Issuance of  common stock for legal,
financial, development and
administrative services:
     ($0.68 per share, February)       1,968,326       1,968     1,332,506            -                                   1,334,474
     ($0.68 per share, April)          1,913,579       1,914     1,290,633            -                                   1,292,547
     ($0.66 per share, May)               57,157          57        37,593            -                                      37,650
     ($0.66 per share, September)      1,500,860       1,501       986,242            -                                     987,743
     Net loss                                  -           -             -            -                     (7,894,949)  (7,894,949)

BALANCE - December 31, 1999
(Audited)                             54,014,949      54,014    30,034,004   (2,300,000)  114,000        0 (30,806,489)  (2,904,471)
Issuance of common stock for cash:
     ($0.60 and $1.00 per share,
     January)                            120,733         121        82,320            -         -        -           -       82,441
     ($0.60 and $1.00 per share,
     February                            653,466         653       399,427            -         -        -           -      400,080
     ($0.60 and $1.00 per share,
     March)                              508,567         508       413,393            -         -        -           -      413,901
     ($0.60 and $1.00 per share,
     April)                              512,081         512       355,138            -         -        -           -      355,650
     ($0.60 per share, May)              475,834         476       285,024            -         -        -           -      285,500
     ($0.21 and $0.60 per share,
     June)                               761,667         762       132,838            -         -        -           -      133,600
     ($0.21 per share, July)             160,000         160        95,840            -         -        -           -       96,000
     ($0.60 per share, August)           108,667         109        65,091            -         -        -           -       65,200


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through March 31, 2005
(Amounts expressed in US dollars)

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


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through March 31, 2005
(Amounts expressed in US dollars)

Issuance of common stock for equipment
     ($1.00 per share, January)            8,000           8         7,992            -         -        -           -        8,000
Issuance of common stock to settle
CardOne potential claims ($1.05 per      294,180         294       308,595            -         -        -           -      308,889
share, August)
     Stock option compensation:
     January                                   -           -        29,588            -         -        -           -       29,588
     February                                  -           -        29,588            -         -        -           -       29,588
     March                                     -           -        29,588            -         -        -           -       29,588
     April                                     -           -       407,476            -         -        -           -      407,476
     May                                       -           -       815,726            -         -        -           -      815,726
     June                                      -           -       109,334            -         -        -           -      109,334
     July                                      -           -       109,335            -         -        -           -      109,335
     August                                    -           -       109,335            -         -        -           -      109,335
     September                                 -           -     1,599,960            -         -        -           -    1,599,960
     October                                   -           -       109,335            -         -        -           -      109,335
     November                                  -           -       109,335            -         -        -           -      109,335
     December                                  -           -       109,335            -         -        -           -      109,335
     Net loss                                  -           -             -            -         -        - (10,485,935) (10,485,935)

BALANCE, December 31, 2000
(Audited)                             60,236,723      60,237    38,734,475   (2,300,000)        0        0 (41,292,424)  (4,797,712)

Issuance of common stock for
financial, development and
administrative services:
     ($0.25 per share, February)          21,386          21         5,326            -                                       5,347
     ($0.22 per share, March)            622,916         623       141,075            -                                     141,698
     ($0.15 per share, April)            402,210         402        58,017            -                                      58,419
     ($0.18 per share, May)               55,000          55         9,570            -                                       9,625
     ($0.19 per share, June)              62,115          62        11,740            -                                      11,802
     ($0.19 per share, July)           1,101,580       1,102       204,601            -                                     205,703
     ($0.16 per share, August)           270,047         270        44,118            -                                      44,388
     ($0.13 per share, September)         68,348          68         9,134            -                                       9,202
     ($0.20 per share, October)          286,406         287        57,717            -                                      58,004
     ($0.20 per share, November)         308,189         308        59,789            -                                      60,097
     ($0.23 per share, December)         395,400         395        89,297            -                                      89,692


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through March 31, 2005
(Amounts expressed in US dollars)

Cancellation of common stock issued
for financial services ($1.50 per
share, December)                         (55,000)        (55)      (82,445)           -                                     (82,500)
Issuance of common stock for
directors' fees
     ($1.29 per share, March)            335,000         335       432,365            -                                     432,700
Adjustment to issuance of common
stock:
     February                             76,527          77          (77)            -
     October                              35,655          36          (36)            -
Settlement of subscription notes
receivable:
     July                                      -           -             -    1,225,000                                   1,225,000
     December                                  -           -             -       75,000                                      75,000
Issuance of common stock for debt:
     ($0.02 per share, October)        1,385,710       1,386        23,614            -                                      25,000
      $2.74 per share, November)         105,128         105       287,895            -                                     288,000
Issuance of common stock for
interest:
     ($0.18 per share, January)          400,000         400        73,134            -                                      73,534
     ($0.18 per share, February)         400,000         400        73,133            -                                      73,533
     ($0.18 per share, March)            419,394         419        76,314            -                                      76,733
     ($0.21 per share, April)            548,160         548       113,652            -                                     114,200
     ($0.21 per share, May)              559,589         560       115,640            -                                     116,200
     ($0.20 per share, June)             835,145         835       164,965            -                                     165,800
     ($0.15 per share, July)           1,459,568       1,460       222,340            -                                     223,800
      $0.15 per share, August)         1,677,982       1,678       253,792            -                                     255,470
     ($0.15 per share, September)      1,793,356       1,793       268,677            -                                     270,470
     ($0.15 per share, October)        1,335,406       1,335       304,473            -                                     305,808
      $0.19 per share, November)       1,709,659       1,710       323,125            -                                     324,835
     ($0.63 per share, December)         339,398         339       180,273            -                                     180,612
Valuation adjustment for
collateralized shares                          -           -             -      863,370                                     863,370
Adjustment for variable option
accounting                                     -           -        55,160            -                                      55,160
Adjustment to issuance of common
stock forstock options, August           (24,000)        (24)           24            -
Loans payable - shareholder,
at $0.13 per share, July               1,992,187       1,992       253,008            -                                     255,000
Stock options granted for wages, July          -           -       919,197            -                                     919,197


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through March 31, 2005
(Amounts expressed in US dollars)

Issuance of additional stock for sale
of common stock for cash in 2000,
December                                 250,000         250         (250)            -
     Stock option compensation:
     January                                   -           -       360,757            -                                     360,757
     February                                  -           -       333,674            -                                     333,674
     March                                     -           -       326,903            -                                     326,903
     April                                     -           -       316,732            -                                     316,732
     May                                       -           -       316,732            -                                     316,732
     June                                      -           -       316,732            -                                     316,732
     July                                      -           -     3,477,119            -                                   3,477,119
     August                                    -           -       316,731            -                                     316,731
     September                                 -           -       324,131            -                                     324,131
Issuance of common stock to Card
One:
     ($0.21 per share, July)           3,341,974       3,342       698,473            -                                     701,815
     ($0.16 per share, August)         3,944,986       3,945       627,253            -                                     631,198
     ($0.12 per share, September)          8,060           8           959            -                                         967
     Net loss                                  -           -             -            -                     (14,774,236)(14,774,236)

BALANCE, December 31, 2001 (Audited)  86,704,204      86,704    50,899,028     (136,630)        0        0  (56,066,660) (5,217,558)

     Issuance of common stock for
     debt:
     ($0.37 per share, May)              114,308         114        41,723            -         -                     -      41,837
     ($0.37 per share, July)              18,180          18         6,636            -         -                     -       6,654
     ($0.37 per share, September)         24,645          25         8,995            -         -                     -       9,020
     Issuance of common stock for
     interest:
     ($0.12 per share, January)        3,679,936       3,680       419,513            -         -                     -     423,193
     ($0.11 per share, February)       3,947,206       3,947       430,245            -         -                     -     434,192
     ($0.12 per share, March)          3,690,397       3,690       439,157            -         -                     -     442,847
     ($0.06 per share, April)          7,380,795       7,381       435,467            -         -                     -     442,848
     ($0.08 per share, May)            5,094,311       5,094       427,922            -         -                     -     433,016
     ($0.08 per share, June)           5,273,031       5,273       427,116            -         -                     -     432,389
     ($0.06 per share, July)           7,848,393       7,849       423,812            -         -                     -     431,661
     ($0.08 per share, August)         5,743,000       5,743       424,982            -         -                     -     430,725


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through March 31, 2005
(Amounts expressed in US dollars)

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


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through March 31, 2005
(Amounts expressed in US dollars)

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


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through March 31, 2005
(Amounts expressed in US dollars)

     ($0.05 per share, December)         400,000         400        19,600                                                   20,000
     Stock option compensation:                                     79,139                                                   79,139
     Amortization of deferred
     option compensation:
     Net Stock cancellation                                                                         22,696                   22,696
     adjustment                       (3,140,259)     (3,140)        3,140                                                        -
     Write-off of stock subscription
     receivable                                                                  32,639                                      32,639
     Net Loss                                                                                               (3,785,439)  (3,785,439)
     BALANCE,  December 31, 2003
     (Audited)                       160,468,600     160,469    57,026,926     (525,000)  600,000        - (67,590,842) (10,328,447)
     Issuance of stock for services
     rendered:
     ($0.10 per share, January)          150,000         150        14,850                                                   15,000
     ($0.15 per share, January)          200,000         200        29,800                                                   30,000
     ($0.145 per share, August)          689,655         690        99,310                                                  100,000

     ($0.08 per share, August)           500,000         500        39,500                                                   40,000
     Issue of stock in lieu of
     interest payments:
     ($0.13 per share, February)         280,419         280        36,174                                                   36,454
     ($0.165 per share, February)        175,841         176        28,838                                                   29,014
     Issue of stock for cash:
     ($0.05 per share, January)        2,586,310       2,586       126,729                                                  129,315
     ($0.30 per share, January)          250,000         250        74,750                (75,000)                                -
     ($0.08 per share, February)          62,500          63         4,937                                                    5,000
     ($0.30 per share, February)          83,333          83        24,917                (25,000)                                -
     ($0.06 per share, November)          66,667          66         3,934                                                    4,000
     ($0.06 per share, November)         101,111         101         8,999                                                    9,100
     (0.065 per share, November)         100,000         100         6,400                                                    6,500
     Common stock subscription
     received                                                                   275,000                                     275,000
     Stock option compensation                                      90,049                                                   90,049
     Net Loss                                                                                               (4,229,168)  (4,229,168)
     BALANCE, December 30, 2004
     (Audited)                       165,714,436     165,714    57,616,113     (250,000)  500,000        - (71,820,010) (13,788,183)


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through March 31, 2005
(Amounts expressed in US dollars)

     Issuance of stock for services
     rendered:
     ($0.05 per share, February)         250,000         250        12,250                                                   12,500
     Issue of stock for cash:
     ($0.07 per share, March)             70,355          70         4,855                                                    4,925
     ($0.068 per share, March)           369,550         370        24,590                                                   24,960
     Common stock subscription
     received                                                                    50,000                                      50,000
     Stock option compensation                                      10,733                                                   10,733
     Net Loss                                                                                               (1,315,852)  (1,315,852)

     BALANCE, March 31, 2005
     (Unaudited)                     166,404,341     166,404    57,668,541     (200,000)  500,000        - (73,135,862) (15,000,917)

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Interim Statement of Cash Flows
Three months Ended March 31, 2005 and 2004 and Period from Inception (February 26, 1997) through March 31, 2005
(Amounts expressed in US Dollars)
(Unaudited)

                                                                                                    For the Period
                                                                     Three Months Ended             From Inception
                                                                           March 31,                (February 26, 1997)
                                                            ---------------------------------------  Through March 31,
                                                               2005                  2004                  2005
                                                            -----------------------------------------------------------
                                                                $                     $                     $
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    (1,315,852)             (153,011)          (73,135,862)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                                        -                     -               365,010
Stock option compensation                                       10,733                42,131            10,514,387
Adjustment for variable accounting of options                                                               55,160
Amortization of deferred option compensation                         -                     -                22,696
Common stock issued for services
and compensation                                                12,500                45,000            24,882,521
Common stock issued for interest expense                             -                65,468             7,020,283
Common stock issued to settle CardOne
Claims                                                                                                   1,667,299
Common stock issued for directors' fees                                                                    432,700
Write-off of common stock subscription
receivable                                                           -                     -             2,125,000
(Gain) loss on extinguishment of debt                                -                     -               931,210
Loss on impairment of assets                                         -                     -               703,211
Changes in current assets and liabilities:
Prepaid Expenses and other                                      (3,933)              (12,957)              (32,486)
Accounts payable and accrued expenses                        1,142,753              (210,707)           13,295,067
                                                            -----------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                         (153,799)             (224,076)          (11,153,804)
                                                            -----------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                                -                     -              (347,349)
Acquisition of patents                                               -                     -               (46,854)
Investment in real estate joint venture                              -                     -               (36,515)
                                                            -----------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                -                     -              (430,718)
                                                            -----------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) loans payable -                  (29,885)               76,793               423,000
shareholders
Loans - CEO America                                                  -                     -               150,000
Proceeds from notes payable                                    200,000                35,000             3,711,827
Proceeds from common stock subscription
received                                                        50,000                50,000               575,000
Sales of common stock                                           29,885                     -             5,938,615
Amounts owed to employees and officers                          54,300               103,899               950,667
                                                            -----------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      304,300               265,692            11,749,109
                                                            -----------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                150,501                41,616               164,587

CASH AT BEGINNING OF PERIOD                                     14,086                42,570                     -
                                                            -----------------------------------------------------------
CASH AT END OF PERIOD                                          164,587                84,186               164,587
                                                            -----------------------------------------------------------

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2005
(Amounts expressed in US Dollars)
(Unaudited)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three months ended March 31, 2005, are not indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004.

NOTE 2- GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development-stage enterprise and has incurred a net loss of $73,135,862 since inception. Additionally, the Company had a net working capital deficiency of $15,000,917 and a total shareholders' deficiency of $15,000,917 at March 31, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of March 31, 2005, current liabilities are substantially past due. In the event demands are made upon the Company which cannot be met and the associated creditors successfully pursue action against the Company, the Company could be exposed to additional costs of legal fees, interest or penalties, and may be forced to take other defensive actions, including filing for bankruptcy.

The Company has been able to finance its operations primarily by raising capital through the private placement of common stock and the issuance of convertible debt.

NOTE-3 PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, IC One and Smart Chip Technologies, LLC. All significant inter-company balances and transactions have been eliminated in consolidation.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2005
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 4-STOCK BASED COMPENSATION

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

In December 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS Statement No. 123". This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. We have adopted the increased disclosure requirements of SFAS No. 148 for the three month period ended March 31, 2005.

The additional disclosures required by SFAS No. 148 are as follows:

                                                                     For the Three Months
                                                                       Ended March  31,
                                                                2005                      2004
                                                                ----                      ----
 Net loss attributable to common stockholders,
   as reported ....................................          $(1,315,852)             $  (153,011)
 Add:  Stock-based employee compensation
   expense included in reported net income,
   net of related tax effect ......................               10,733                   42,131
 Less:  Total stock-based compensation
   expense determined under the Black-Scholes fair value
   based method of all awards* ....................              (10,733)                 (42,131)
 Pro forma net loss attributable to
   common stockholders ............................          $(1,315,852)             $  (153,011)
                                                             ===========              ===========
 Basic and diluted net loss attributable to
   common stockholders
 As reported ......................................          $     (0.01)             $     (0.00)
                                                             ===========              ===========



Pro forma .........................................          $     (0.01)             $     (0.00)

* The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for stock options granted during the three months ended March 31, 2005: annual dividends of $0; expected volatility range of 147.12% to 160.73%, risk-free interest rate of 2.75%; and expected life of five years.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2005
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 4- STOCK BASED COMPENSATION-Continued

Loss Per Share

Basic and diluted loss per share has been calculated based upon the weighted average number of common shares outstanding and excludes any potentially dilutive securities. Stock options and convertible notes have been excluded as common stock equivalents in the computation of diluted loss per share since the results would be anti-dilutive. Obligations to issue additional shares, which could potentially dilute earnings per share, were approximately 144,800,000 at March 31, 2005.

NOTE 5 - AMOUNTS OWED TO OFFICERS

Loans payable to officers are non-interest bearing advances made on behalf of the Company that are unsecured and payable on demand.

NOTE 6 - AMOUNTS OWED TO EMPLOYEES

Amounts owed to employees are non-interest bearing advances made on behalf of the Company that are unsecured and payable on demand.

NOTE 7 - SHAREHOLDERS' DEFICIENCY

Equity Transactions
-------------------
Three months ended March 31, 2005
---------------------------------

On February 2, 2005 the Company issued 250,000 common shares in exchange for services valued at $12,500. The shares were issued at $0.05.

On March 29, 2005 the Company issued 70,355 common shares in exchange for cash. The shares were issued at $0.07.

On March 29, 2005 the Company issued 369,550 common shares in exchange for cash. The shares were issued at $0.068.


Three months ended March 31, 2004
---------------------------------

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

On February 27, 2004 the Company issued 280,419 and 175,841 common shares for interest payments of $36,454 and $29,014 respectively. The shares were issued at $0.13 and $0.165, respectively.

On February 27, 2004 the Company issued 83,333 common shares in exchange for cash. The shares were issued at $0.30.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2005
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 8- AUTHORIZED SHARES

As at March 31, 2005, the Company is authorized to issue 200,000,000 shares of common stock. At March 31, 2005, the Company had common stock shares outstanding of 166,404,341 and an additional 144,788,270 shares issuable upon the conversion of stock options, convertible debt and deferred compensation. As a result, the Company would exceed the authorized amount by 111,192,611. The Company would be required to seek shareholder approval to increase the shares authorized limits in order to satisfy its potential conversion of dilutive securities.

As an alternative, the Company may purchase shares of common stock in the open market, or seek to repay the indebtedness in lieu of conversion.

Effective November 29, 2006, the Board of Directors of the Company approved amendments to the Articles of Incorporation to adopt an increase in the capital stock of the Company's common stock from 200,000,000 to 500,000,000 shares. Furthermore, during a special meeting of the Board of Directors on July 20, 2007, the Board voted to approve a resolution to increase the number of authorized shares to 600,000,000. (Refer Note 16 - Subsequent Events).

NOTE 9 - STOCK OPTION PLAN

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

The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for stock options granted during the three months ended March 31, 2005: annual dividends of $0; expected volatility range of 147.12% to 160.73%, risk-free interest rate of 2.75% and expected life of five years.

On January 31, 2005, the Company issued 100,000 options at a strike price of $0.065 for services rendered.

On February 28, 2005, the Company issued 100,000 options at a strike price of $0.072 for services rendered.

On March 31, 2005, the Company issued 100,000 options at a strike price of $0.07 for services rendered.

                                                      Stock Options
                                                 -----------------------
                                                                Weighted
                                                                Average
                                                                Exercise
                                                   Shares         Price
                                                   ------         -----

         Outstanding at December 31, 2003        47,225,299       $0.09
             Granted                              1,200,000       $0.11
           Exercised                                      -           -
           Cancelled                                      -           -
         Outstanding at December 31, 2004        48,425,299       $0.11
             Granted                                300,000       $0.07
           Exercised                                      -           -
           Cancelled                                      -           -
           Outstanding at March 31, 2005         48,725,299       $0.11

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2005
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 9 - STOCK OPTION PLAN-Continued

The following table summarizes the Company's stock options outstanding and exercisable at March 31, 2005:

                                        Options Outstanding                           Options Exercisable
                              ----------------------------------------            --------------------------
                                               Weighted
                                                Average      Weighted                               Weighted
                                               Remaining     Average                                Average
Range of Exercise                 Number      Contractual    Exercise                Number         Exercise
     Prices                    Outstanding       Life         Price                Exercisable        Price
     ------                    -----------       ----         -----                -----------        -----
                              (In Thousands)  (In Years)                          (In Thousands)
$0.00 - $0.23                     45,145          4.49       $0.09                    45,145          $0.09
$0.48 - $0.49                      3,247          5.40       $0.48                     3,247          $0.48
$0.64 - $0.80                       333           5.09       $0.64                       333          $0.64
                                  ------                                              ------
                                  48,725                                              48,725
                                  ======                                              ======

NOTE 10 - LITIGATION AND SETTLEMENT OF CLAIMS

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2005
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 10 - LITIGATION AND SETTLEMENT OF CLAIMS-Continued

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2005
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 10 - LITIGATION AND SETTLEMENT OF CLAIMS-Continued

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2005
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 11 - PAYROLL TAXES

Internal Revenue Service
------------------------
The Company's wholly owned subsidiary, IC One, Inc., has received notification from the Internal Revenue Service that IC One has an unpaid liability for employment taxes and amounts withheld from employees' wages for the periods from July 1, 1999, through September 30, 2001. IC One erroneously filed an employer tax report for the quarter ended September 30, 2001, even though it did not have any employees and paid no payroll after June 30, 2001. Accordingly, IC One was not required to make federal tax deposits for the periods after June 30, 2001. The Internal Revenue Service has filed tax liens against the Company with respect to such amounts outstanding. As of March 31, 2005, the aggregate amount owed by IC One, together with applicable penalties and interest, for the period from July 1, 1999, through June 30, 2001, was approximately $1,291,000. The Company is attempting to negotiate with the Internal Revenue Service regarding payment of the amounts owed by IC One.
The total amount of unpaid employment taxes owed by the Company was approximately $1,291,000 (including interest and penalties of approximately $383,000). The Company continues to work with the Internal Revenue Service via the appeals process to resolve its outstanding liability. The Company does not believe that the liability will hinder the progress of the Company.

Utah State Tax Commission
-------------------------
The State of Utah has filed tax liens against the Company of approximately $55,000 as of March 31, 2005, for unpaid employee withholding taxes and related amounts.

California Employment Development Corporation
---------------------------------------------
The State of California has filed tax liens against the Company for unpaid employee withholding taxes and related amounts aggregating approximately $73,500 as of March 31, 2005.

Nebraska Department of Revenue
------------------------------
The State of Nebraska has filed tax liens against the Company for unpaid employee withholding taxes and related amounts aggregating approximately $5,500 as of March 31, 2005. On June 26, 2007, the Company paid its tax obligation to the State of Nebraska in full.

NOTE 12- SELLING GENERAL AND ADMINISTRATIVE EXPENSES

For the three month period ended March 31, 2005, selling, general and administrative expenses totalled $712,950.

NOTE 13 - STRATEGIC ALLIANCES

The Company has established strategic alliances to market its products and services. (Refer Note 16 - Subsequent Events for licensing agreements signed with Retention Management Group, Inc. and Phoenix Technology Holdings, Inc.)

NOTE 14 - EMPLOYMENT AGREEMENTS

As of March 31, 2005, the Company was obligated under two employment agreements with certain officers. Compensation under the agreements include annual salaries approximately $150,000.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2005
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 15 - DELISTING AND LATE FILINGS

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

NOTE 16- SUBSEQUENT EVENTS

A)   Subsequent issue of common shares:

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

On October 31, 2005, the Company issued 323,494 common shares in exchange for cash. The shares were valued at $ $0.05

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2005
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 16-SUBSEQUENT EVENTS-Continued

A)   Subsequent issue of common shares-Continued:

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2005
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 16-SUBSEQUENT EVENTS-Continued

A)   Subsequent issue of common shares-Continued:

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

B)   Options:

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2005
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 16-SUBSEQUENT EVENTS-Continued

B)   Options-Continued

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2005
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 16-SUBSEQUENT EVENTS-Continued

C) Events-Continued:

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

Statute-Barred Accounts Payable
-------------------------------

As of December 31, 2005, certain accounts payable of the Company are Statute-Barred under Utah law from being collected by creditors. However, under US GAAP, the Company still records them as a liability. As of December 31, 2005, the amount is approximately 41,000.

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2005
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 16-SUBSEQUENT EVENTS-Continued

C) Events-Continued:

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

Elimination of Senior Secured Debt
----------------------------------

In Janaury of 2007, Noteholders which did not elect to assign their debt to Phoenix Technology Holding, Inc. were given the option to receive their principal investment plus accrued interest either in the form of cash or shares in the Company. By June 2007, the last of these repayments were made, and all Senior Secured Notes have been retired.

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Interim Consolidated Balance Sheets
As of June 30, 2005 and December 31, 2004
(Amounts expressed in US Dollars)

                                                                      (Unaudited)              (Audited)
                                                                         June 30,             December 31,
                                                                          2005                   2004
                                                                           $                      $
                                            ASSETS
                                            ------
CURRENT ASSETS:
  Cash                                                                      12,820                 14,086
  Prepaid Expenses and other                                               146,593                 58,571
                                                                       -----------            -----------
      TOTAL CURRENT ASSETS                                                 159,413                 72,657
                                                                       -----------            -----------
      TOTAL ASSETS                                                         159,413                72,657
                                                                       ===========            ===========
               LIABILITIES AND SHAREHOLDERS' DEFICIENCY
                ----------------------------------------
CURRENT LIABILITIES:
  Accounts payable - Vendor                                              1,836,600              1,709,400
  Accounts payable - other                                               5,685,915              4,425,895
  Accrued wages and payroll taxes (note 11)                              1,465,603              1,439,795
  Deferred compensation                                                  1,810,461              2,074,276
  Loans - CEO America                                                      150,000                150,000
  Amounts owed to employees and officers (notes 5 and 6)                 1,205,731              1,097,273
  Short term loans                                                          40,179                197,885
  Convertible notes payable (including amounts owed to officers
  $1,220,462 prior year $1,220,462)                                      2,966,316              2,766,316
                                                                       -----------            -----------
      TOTAL CURRENT LIABILITIES                                         15,160,805             13,860,840
                                                                       -----------            -----------


SHAREHOLDERS' DEFICIENCY (note 7):
  Common stock - $.001 par value; 200,000,000 shares
    authorized; 192,403,427 shares issued and outstanding                  192,403                165,714
                (2004: 165,714,436)
  Additional paid-in capital                                            59,962,375             57,616,113
  Common stock subscription receivable                                    (175,000)              (250,000)
  Common stock subscribed                                                  200,000                500,000
  Deficit accumulated during the development stage                     (75,181,170)           (71,820,010)
                                                                        -----------           -----------
      TOTAL SHAREHOLDERS' DEFICIENCY                                   (15,001,392)           (13,788,183)
                                                                       -----------            -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                       159,413                 72,657
                                                                       ===========            ===========

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Interim Consolidated Statements of Operations and Comprehensive Loss
For the six month period Ended June 30, 2005 and 2004 and the Period from Inception (February 26, 1997) to June 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)

                                                                                                                   For the Period
                                                      For the Quarter                    For the Six Months        From Inception
                                                      Ended June  30,                       Ended June 30,       February 26, 1997)
                                                ------------------------------    ------------------------------  through June 30,
                                                      2005             2004             2005             2004             2005
                                                      ----             ----             ----             ----             ----
                                                       $                $                $                $                $
EXPENSES:
  Selling, general and administrative (note 12)       663,417          967,775        1,376,366          956,970       59,089,915
  Depreciation and amortization                             -                -                -                -          365,010
  Write-off of common stock subscription
    receivable                                              -                -                -                -        2,125,000
  Loss on impairment of intangible assets                   -                -                -                -          703,211
  Interest expense                                  1,381,891          444,197        1,984,794          608,012       11,966,824
                                                -------------    -------------    -------------    -------------    -------------
      TOTAL EXPENSES                                2,045,308        1,411,972        3,361,160        1,564,982       74,249,960
                                                -------------    -------------    -------------    -------------    -------------
LOSS BEFORE EXTRAORDINARY ITEM                     (2,045,308)      (1,411,972)      (3,361,160)      (1,564,982)     (74,249,960)

EXTRAORDINARY ITEM - LOSS ON
  EXTINGUISHMENT OF DEBT                                    -                -                -                -         (931,210)
                                                -------------    -------------    -------------    -------------    -------------
NET LOSS                                        $  (2,045,308)   $  (1,411,972)   $  (3,361,160)   $  (1,564,982)   $ (75,181,170)
                                                =============    =============    =============    =============    =============
NET LOSS PER SHARE, BASIC AND DILUTED           $       (0.01)   $       (0.01)   $       (0.02)   $       (0.01)

                                                =============    =============    =============    =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING, BASIC AND DILUTED                  175,043,600      164,257,003      170,473,902      163,515,788
                                                =============    =============    =============    =============

COMPREHENSIVE LOSS
The components of comprehensive loss are as follows:

Net loss                                        $  (2,045,308)   $  (1,411,972)
Other comprehensive income (loss) foreign
currency
Translation                                                 -                -
Comprehensive Loss                              $  (2,045,308)   $  (1,411,972)

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through June 30, 2005 (Amounts expressed in US dollars)

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


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through June 30, 2005
(Amounts expressed in US dollars)

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


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through June 30, 2005
(Amounts expressed in US dollars)

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


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through June 30, 2005
(Amounts expressed in US dollars)

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
Issuance of common stock for equipment


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through June 30, 2005
(Amounts expressed in US dollars)

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


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through June 30, 2005
(Amounts expressed in US dollars)

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


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through June 30, 2005
(Amounts expressed in US dollars)

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


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through June 30, 2005
(Amounts expressed in US dollars)

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


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through June 30, 2005
(Amounts expressed in US dollars)

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


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through June 30, 2005
(Amounts expressed in US dollars)

     ($0.05 per share, December)        400,000          400        19,600                                                   20,000
     Stock option compensation:                                     79,139                                                   79,139
     Amortization of deferred option
     compensation:                                                                                  22,696                   22,696
     Net Stock cancellation
     adjustment                       (3,140,259)     (3,140)         3,140                                                       -
     Write-off of stock subscription
     receivable                                                                  32,639                                      32,639
     Net Loss                                                                                               (3,785,439)  (3,785,439)
     BALANCE, December 31, 2003
     (Audited)                       160,468,600     160,469    57,026,926     (525,000)  600,000        - (67,590,842) (10,328,447)
     Issuance of stock for services
     rendered:
     ($0.10 per share, January)          150,000         150        14,850                                                   15,000
     ($0.15 per share, January)          200,000         200        29,800                                                   30,000
     ($0.145 per share, August)          689,655         690        99,310                                                  100,000

     ($0.08 per share, August)           500,000         500        39,500                                                   40,000
     Issue of stock in lieu of
     interest payments:
     ($0.13 per share, February)         280,419         280        36,174                                                   36,454
     ($0.165 per share, February)        175,841         176        28,838                                                   29,014
     Issue of stock for cash:
     ($0.05 per share, January)        2,586,310       2,586       126,729                                                  129,315
     ($0.30 per share, January)          250,000         250        74,750                (75,000)                                -
     ($0.08 per share, February)          62,500          63         4,937                                                    5,000
     ($0.30 per share, February)          83,333          83        24,917                (25,000)                                -
     ($0.06 per share, November)          66,667          66         3,934                                                    4,000
     ($0.06 per share, November)         101,111         101         8,999                                                    9,100
     (0.065 per share, November)         100,000         100         6,400                                                    6,500
     Common stock subscription
     received                                                                   275,000                                     275,000
     Stock option compensation                                      90,049                                                   90,049
     Net Loss                                                                                               (4,229,168)  (4,229,168)
     BALANCE, December 31, 2004
     (Audited)                       165,714,436     165,714    57,616,113     (250,000)  500,000        - (71,820,010) (13,788,183)


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through June 30, 2005
(Amounts expressed in US dollars)

     Issuance of stock for services
     rendered:
     ($0.05 per share, February)         250,000         250        12,250                                                   12,500
     ($0.05 per share, May)                1,050           1            52                                                       53
     ($0.048 per share, June)            100,000         100         4,650                                                    4,750
     Issue of stock in lieu of
     interest payments:
     (0.082 per share, May)           22,934,690      22,935     1,861,894                                                1,884,829
     Issue of stock for cash:
     ($0.07 per share, March)             70,355          70         4,855                                                    4,925
     ($0.068 per share, March)           369,550         370        24,590                                                   24,960
     ($0.07 per share, April)            100,000         100         6,900                                                    7,000
     ($0.09 per share, April)            100,000         100         8,900                                                    9,000
     ($0.05 per share, May)              248,000         248        12,152                                                   12,400
     ($0.056 per share, May)              23,571          23         1,297                                                    1,320
     ($0.07 per share, May)              142,857         143         9,857                                                   10,000
     ($0.08 per share, May)              125,000         125         9,875                                                   10,000
     ($0.09 per share, May)               47,968          48         4,269                                                    4,317
     ($0.123 per share, May)             150,000         150        18,225                                                   18,375
     ($0.30 per share, May)            1,000,000       1,000       299,000               (300,000)                                -
     ($0.068 per share, May)              13,450          13           895                                                      908
     ($0.08 per share, June)              62,500          63         4,937                                                    5,000
     ($0.05 per share, June)             800,000         800        39,200                                                   40,000
     ($0.05 per share, June)             100,000         100         4,900                                                    5,000
     ($0.09 per share, June)              50,000          50         4,450                                                    4,500
     Common stock subscription
     received                                                                    75,000                                      75,000
     Stock option compensation                                      13,114                                                   13,114
     Net Loss                                                                                               (3,361,160)  (3,361,160)

     BALANCE, June 30, 2005
     (Unaudited)                     192,403,427     192,403    59,962,375     (175,000)  200,000        - (75,181,170) (15,001,392)

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Interim Statement of Cash Flows
Six months Ended June 30, 2005 and 2004 and Period from Inception (February 26,
1997) through June 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)

                                                                                                   For the Period
                                                                      Six Months Ended             From Inception
                                                                          June 30,                 (February 26, 1997)
                                                            -------------------------------------- Through June 30,
                                                                2005                  2004                  2005
                                                            ----------------------------------------------------------
                                                                 $                     $                     $
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     (3,361,160)           (1,564,982)          (75,181,170)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                                         -                     -               365,010
Stock option compensation                                        13,114                60,470            10,516,768
Adjustment for variable accounting of options                                                                55,160
Amortization of deferred option compensation                          -                     -                22,696
Common stock issued for services
and compensation                                                 17,303                45,000            24,887,323
Common stock issued for interest expense                      1,884,829                65,468             8,905,112
Common stock issued to settle CardOne
Claims                                                                                                    1,667,299
Common stock issued for directors' fees                                                                     432,700
Write-off of common stock subscription
receivable                                                            -                     -             2,125,000
(Gain) loss on extinguishment of debt                                 -                     -               931,210
Loss on impairment of assets                                          -                     -               703,211
Changes in current assets and liabilities:
Prepaid Expenses and other                                      (88,022)              (45,775)             (116,575)
Accounts payable and accrued expenses                         1,149,212             1,029,333            13,301,526

                                                            ----------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                          (384,724)             (410,486)          (11,384,730)
                                                            ----------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                                 -                     -              (347,349)
Acquisition of patents                                                -                     -               (46,854)
Investment in real estate joint venture                               -                     -               (36,515)

                                                            ----------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                 -                     -              (430,718)
                                                            ----------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) loans payable -                  (157,705)              116,590               295,180
shareholders
Loans - CEO America                                                   -                     -               150,000
Proceeds from notes payable                                     200,000                65,000             3,711,827
Proceeds from common stock subscription
received                                                         75,000               125,000               600,000
Sales of common stock                                           157,705                     -             6,066,435
Amounts owed to employees and officers                          108,459               177,629             1,004,826

                                                            ----------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       383,459               484,219            11,828,268
                                                            ----------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                  (1,266)               73,733                12,820

CASH AT BEGINNING OF PERIOD                                      14,086                42,570                     -

                                                            ----------------------------------------------------------
CASH AT END OF PERIOD                                            12,820               116,303                12,820
                                                            ----------------------------------------------------------

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Consolidated Financial Statements
June 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the six months ended June 30, 2005, are not indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004.

NOTE 2- GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development-stage enterprise and has incurred a net loss of $75,181,170 since inception. Additionally, the Company had a net working capital deficiency of $15,001,392 and a total shareholders' deficiency of $15,001,392 at June 30, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of June 30, 2005, current liabilities are substantially past due. In the event demands are made upon the Company which cannot be met and the associated creditors successfully pursue action against the Company, the Company could be exposed to additional costs of legal fees, interest or penalties, and may be forced to take other defensive actions, including filing for bankruptcy.

The Company has been able to finance its operations primarily by raising capital through the private placement of common stock and the issuance of convertible debt.

NOTE-3 PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, IC One and Smart Chip Technologies, LLC. All significant inter-company balances and transactions have been eliminated in consolidation.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Consolidated Financial Statements
June 30, 2005
 (Amounts expressed in US Dollars)
(Unaudited)

NOTE 4-STOCK BASED COMPENSATION

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

In December 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS Statement No. 123". This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. We have adopted the increased disclosure requirements of SFAS No. 148 for the six month period ended June 30, 2005.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Consolidated Financial Statements
June 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 4- STOCK BASED COMPENSATION-Continued


The additional disclosures required by SFAS No. 148 are as follows:

                                                                   For the Three Months            For the Six Months
                                                                     Ended June 30,                 Ended June  30,
                                                                 2005            2004             2005             2004
                                                                 ----            ----             ----             ----
 Net loss attributable to common stockholders,
   as reported ......................................       $(2,045,308)     $(1,411,972)     $(3,361,160)     $(1,564,982)
 Add:  Stock-based employee compensation
   expense included in reported net income,
   net of related tax effect ........................             2,381           18,339           13,114           60,470
 Less:  Total stock-based compensation
   expense determined under the Black-Scholes fair value
   based method of all awards* ......................            (2,381)         (18,339)         (13,114)         (60,470)
 Pro forma net loss attributable to
   common stockholders ..............................       $(2,045,308)     $(1,411,972)     $(3,361,160)     $(1,564,982)
                                                            ===========      ===========      ===========      ===========
 Basic and diluted net loss attributable to
   common stockholders
 As reported ........................................       $     (0.01)     $     (0.01)     $     (0.02)     $     (0.01)
                                                            ===========      ===========      ===========      ===========


Pro forma ...........................................       $     (0.01)     $     (0.01)     $     (0.02)     $     (0.01)

* The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for stock options granted during the six months ended June 30, 2005: annual dividends of $0; expected volatility range of 51.88% to 58.02%, risk-free interest rate of 3.00%; and expected life of five years.

Loss Per Share

Basic and diluted loss per share has been calculated based upon the weighted average number of common shares outstanding and excludes any potentially dilutive securities. Stock options and convertible notes have been excluded as common stock equivalents in the computation of diluted loss per share since the results would be anti-dilutive. Obligations to issue additional shares, which could potentially dilute earnings per share, were approximately 148,000,000 at June 30, 2005.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Consolidated Financial Statements
June 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 5 - AMOUNTS OWED TO OFFICERS

Loans payable to officers are non-interest bearing advances made on behalf of the Company that are unsecured and payable on demand.

NOTE 6 - AMOUNTS OWED TO EMPLOYEES

Amounts owed to employees are non-interest bearing advances made on behalf of the Company that are unsecured and payable on demand.

NOTE 7 - SHAREHOLDERS' DEFICIENCY

Equity Transactions
-------------------
Six months ended June 30, 2005
------------------------------

On February 2, 2005 the Company issued 250,000 common shares in exchange for services valued at $12,500. The shares were issued at $0.05. On March 29, 2005 the Company issued 70,355 common shares in exchange for cash. The shares were issued at $0.07.

On March 29, 2005 the Company issued 369,550 common shares in exchange for cash. The shares were issued at $0.068.

On April 8, 2005, the Company issued 100,000 common shares in exchange for cash. The shares were issued at $0.07

On April 28, 2005 the Company issued 100,000 common shares in exchange for cash. The shares were issued at $0.09.

On May 4, 2005 the Company issued 248,000, 23,571, 142,857, 125,000, 47,968,
150,000 and 1,000,000 common shares in exchange for cash. The shares were issued at $0.05, $0.056, $0.07, $0.08, $0.09, $0.123 and $0.30 respectively.

On May 4, 2005 the Company issued 1,050 common shares in exchange for past services valued at $53. The shares were issued at $0.05.

On May 4, 2005, the Company issued 22,934,690 common shares for interest payments of $1,884,829. The shares were issued at $0.082.

On May 4, 2005, the Company issued 13,450 common shares in exchange for cash. The shares were issued at $0.068.

On June 2, 2005, the Company issued 62,500 common shares in exchange for cash. The shares were issued at $0.08.

On June 6, 2005, the Company issued 800,000 common shares in exchange for cash. The shares were issued at $0.05.

On June 15, 2005, the Company issued 100,000 and 50,000 common shares in exchange for cash. The shares were issued at $0.05 and $0.09, respectively.

On June 15, 2005, the Company issued 100,000 common shares in exchange for services valued at $4,750. The shares were issued at $0.048.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Consolidated Financial Statements
June 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 7 - SHAREHOLDERS' DEFICIENCY-Continued

Equity Transactions-Continued

Six months ended June 30, 2004
------------------------------

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

On February 27, 2004 the Company issued 280,419 and 175,841 common shares for interest payments of $36,454 and $29,014 respectively. The shares were issued at $0.13 and $0.165, respectively.

On February 27, 2004 the Company issued 83,333 common shares in exchange for cash. The shares were issued at $0.30.

NOTE 8- AUTHORIZED SHARES
-----------------
As at June 30, 2005, the Company is authorized to issue 200,000,000 shares of common stock. At June 30, 2005, the Company had common stock shares outstanding of 192,403,427 and an additional 148,000,271 shares issuable upon the conversion of stock options, convertible debt and deferred compensation. As a result, the Company would exceed the authorized amount by 140,403,698. The Company would be required to seek shareholder approval to increase the shares authorized limits in order to satisfy its potential conversion of dilutive securities.

As an alternative, the Company may purchase shares of common stock in the open market, or seek to repay the indebtedness in lieu of conversion.

Effective November 29, 2006, the Board of Directors of the Company approved amendments to the Articles of Incorporation to adopt an increase in the capital stock of the Company's common stock from 200,000,000 to 500,000,000 shares. Furthermore, during a special meeting of the Board of Directors on July 20, 2007, the Board voted to approve a resolution to increase the number of authorized shares to 600,000,000. (Refer Note 16 - Subsequent Events).

NOTE 9 - STOCK OPTION PLAN

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

The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for stock options granted during the three months ended June 30, 2005: annual dividends of $0; expected volatility range of 51.88% to 58.02%, risk-free interest rate of 3.00% and expected life of five years.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Consolidated Financial Statements
June 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 9 - STOCK OPTION PLAN-Continued

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

                                                       Stock Options
                                                --------------------------
                                                                Weighted
                                                                Average
                                                                Exercise
                                                  Shares         Price
                                                  ------         -----

     Outstanding at December 31, 2003           47,225,299       $0.09
         Granted                                 1,200,000       $0.11
       Exercised                                         -           -
       Cancelled                                         -           -
     Outstanding at December 31, 2004           48,425,299       $0.11
         Granted                                   400,000       $0.06
       Exercised                                         -           -
       Cancelled                                         -           -
       Outstanding at June 30, 2005             48,825,299       $0.11


The following table summarizes the Company's stock options outstanding and exercisable at June 30, 2005:

                                      Options Outstanding                           Options Exercisable
                            ---------------------------------------             --------------------------
                                             Weighted
                                              Average      Weighted                               Weighted
                                             Remaining     Average                                Average
Range of Exercise               Number      Contractual    Exercise                Number         Exercise
     Prices                  Outstanding       Life         Price                Exercisable        Price
     ------                  -----------       ----         -----                -----------        -----
                            (In Thousands)   (In Years)                         (In Thousands)
$0.00 - $0.23                   45,245          4.24        $0.09                  45,245           $0.09
$0.48 - $0.49                    3,247          5.15        $0.48                   3,247           $0.48
$0.64 - $0.80                      333          4.84        $0.64                     333           $0.64
                                ------                                             ------
                                48,825                                             48,825
                                ======                                             ======

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Consolidated Financial Statements
June 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 10 - LITIGATION AND SETTLEMENT OF CLAIMS

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Consolidated Financial Statements
June 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 10 - LITIGATION AND SETTLEMENT OF CLAIMS-Continued

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Consolidated Financial Statements
June 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 10 - LITIGATION AND SETTLEMENT OF CLAIMS-Continued

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

NOTE 11 - PAYROLL TAXES

Internal Revenue Service
------------------------
The Company's wholly owned subsidiary, IC One, Inc., has received notification from the Internal Revenue Service that IC One has an unpaid liability for employment taxes and amounts withheld from employees' wages for the periods from July 1, 1999, through September 30, 2001. IC One erroneously filed an employer tax report for the quarter ended September 30, 2001, even though it did not have any employees and paid no payroll after June 30, 2001. Accordingly, IC One was not required to make federal tax deposits for the periods after June 30, 2001. The Internal Revenue Service has filed tax liens against the Company with respect to such amounts outstanding. As of June 30, 2005, the aggregate amount owed by IC One, together with applicable penalties and interest, for the period from July 1, 1999, through June 30, 2001, was approximately $1,305,000. The Company is attempting to negotiate with the Internal Revenue Service regarding payment of the amounts owed by IC One.
The total amount of unpaid employment taxes owed by the Company was approximately $1,305,000 (including interest and penalties of approximately $353,000). The Company continues to work with the Internal Revenue Service via the appeals process to resolve its outstanding liability. The Company does not believe that the liability will hinder the progress of the Company.

Utah State Tax Commission
-------------------------
The State of Utah has filed tax liens against the Company of approximately $56,000 as of June 30, 2005, for unpaid employee withholding taxes and related amounts.

California Employment Development Corporation
---------------------------------------------
The State of California has filed tax liens against the Company for unpaid employee withholding taxes and related amounts aggregating approximately $74,000 as of June 30, 2005.

Nebraska Department of Revenue
------------------------------
The State of Nebraska has filed tax liens against the Company for unpaid employee withholding taxes and related amounts aggregating approximately $5,600 as of June 30, 2005. On June 26, 2007, the Company paid its tax obligation to the State of Nebraska in full.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Consolidated Financial Statements
June 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 12- SELLING GENERAL AND ADMINISTRATIVE EXPENSES

For the six month period ended June 30, 2005, selling, general and administrative expenses totaled $1,376,366.

NOTE 13 - STRATEGIC ALLIANCES

The Company has established strategic alliances to market its products and services. (Refer Note 16 - Subsequent Events for licensing agreements signed with Retention Management Group, Inc. and Phoenix Technology Holdings, Inc.)

NOTE 14 - EMPLOYMENT AGREEMENTS

As of June 30, 2005, the Company was obligated under two employment agreements with certain officers. Compensation under the agreements include annual salaries approximately $150,000.

NOTE 15 - DELISTING AND LATE FILINGS

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

NOTE 16- SUBSEQUENT EVENTS

A)   Subsequent issue of common shares:

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Consolidated Financial Statements
June 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 16- SUBSEQUENT EVENTS-Continued

A)   Subsequent issue of common shares-Continued

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Consolidated Financial Statements
June 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 16- SUBSEQUENT EVENTS-Continued

A)   Subsequent issue of common shares-Continued

On August 2, 2007, the Company issued 63,742,180 common shares to convert secured notes valued at 3,187,164. The shares were valued at $0.05.

On July 20, 2007, the Company issued 8,661,648 common shares for past services valued at $432,542. The shares were issued at $0.05.

B)   Options:

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

Canadian Patent
---------------

On April 20, 2004, the Canadian Intellectual Property Office granted the Company patent number 2,182,596.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Consolidated Financial Statements
June 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 16- SUBSEQUENT EVENTS-Continued

C) Events-Continued

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Consolidated Financial Statements
June 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 16- SUBSEQUENT EVENTS-Continued

C) Events-Continued

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

Statute-Barred Accounts Payable
-------------------------------

As of December 31, 2005, certain accounts payable of the Company are Statute-Barred under Utah law from being collected by creditors. However, under US GAAP, the Company still records them as a liability. As of December 31, 2005, the amount is approximately 41,000.

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Consolidated Financial Statements
June 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 16- SUBSEQUENT EVENTS-Continued

C) Events-Continued

Elimination of Senior Secured Debt
----------------------------------

In Janaury of 2007, Noteholders which did not elect to assign their debt to Phoenix Technology Holding, Inc. were given the option to receive their principal investment plus accrued interest either in the form of cash or shares in the Company. By June 2007, the last of these repayments were made, and all Senior Secured Notes have been retired.

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Interim Consolidated Balance Sheets
As of September 30, 2005 and December 31, 2004
(Amounts expressed in US Dollars)

                                                                      (Unaudited)              (Audited)
                                                                    September  30,           December 31,
                                                                             2005                   2004
                                                                              $                      $
                                            ASSETS
                                            ------
CURRENT ASSETS:
  Cash                                                                     24,082                 14,086
  Prepaid Expenses and other                                               68,245                 58,571
                                                                      -----------            -----------
      TOTAL CURRENT ASSETS                                                 92,327                 72,657
                                                                      -----------            -----------
      TOTAL ASSETS                                                         92,327                 72,657
                                                                      ===========            ===========
               LIABILITIES AND SHAREHOLDERS' DEFICIENCY
               ----------------------------------------
CURRENT LIABILITIES:
  Accounts payable - Vendor                                             1,900,200              1,709,400
  Accounts payable - other                                              6,195,594              4,425,895
  Accrued wages and payroll taxes (note 11)                             1,489,914              1,439,795
  Deferred compensation                                                 2,955,560              2,074,276
  Loans - CEO America                                                     150,000                150,000
  Amounts owed to employees and officers (notes 5 and 6)                1,255,831              1,097,273
  Short term loans                                                         16,675                197,885
  Convertible notes payable (including amounts owed to officers
  $1,220,462 prior year $1,220,462)                                     2,966,316              2,766,316
                                                                      -----------            -----------
      TOTAL CURRENT LIABILITIES                                        16,930,090             13,860,840
                                                                      -----------            -----------


SHAREHOLDERS' DEFICIENCY (note 7):
  Common stock - $.001 par value; 200,000,000 shares
    authorized; 192,861,840 shares issued and outstanding                 192,862                165,714
                (2004: 165,714,436)
  Additional paid-in capital                                           59,985,422             57,616,113
  Common stock subscription receivable                                   (175,000)              (250,000)
  Common stock subscribed                                                 200,000                500,000
  Deficit accumulated during the development stage                    (77,041,047)           (71,820,010)
                                                                      -----------            -----------
      TOTAL SHAREHOLDERS' DEFICIENCY                                  (16,837,763)           (13,788,183)
                                                                      -----------            -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                       92,327                 72,657
                                                                      ===========            ===========

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Interim Consolidated Statements of Operations and Comprehensive Loss
For the nine month period Ended September 30, 2005 and 2004 and the Period from Inception (February 26, 1997) to September 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)

                                                                                                                     For the Period
                                                               For the Quarter            For the Nine Months        From Inception
                                                               Ended Sept  30,               Ended Sept 30,      February 26, 1997)
                                                         --------------------------   --------------------------  through Sept 30,
                                                             2005           2004           2005          2004             2005
                                                             ----           ----           ----          ----             ----
                                                              $              $              $             $                $
EXPENSES:
  Selling, general and administrative (note 12)              585,048        869,933      1,961,414     1,826,901       59,674,962
  Depreciation and amortization                                    -              -              -             -          365,010
  Write-off of common stock subscription
    receivable                                                     -              -              -             -        2,125,000
  Loss on impairment of intangible assets                          -              -              -             -          703,211
  Interest expense                                         1,274,829        457,631      3,259,623     1,065,645       13,241,654
                                                         -----------   ------------   ------------   -----------     ------------
      TOTAL EXPENSES                                       1,859,877      1,327,564      5,221,037     2,892,546       76,109,837
                                                         -----------   ------------   ------------   -----------     ------------
LOSS BEFORE EXTRAORDINARY ITEM                            (1,859,877)    (1,327,564)    (5,221,037)   (2,892,546)     (76,109,837)

EXTRAORDINARY ITEM - LOSS ON
  EXTINGUISHMENT OF DEBT                                           -              -               -            -         (931,210)
                                                         -----------   ------------    ------------  -----------     ------------
NET LOSS                                                 $(1,859,877)  $ (1,327,564)   $ (5,221,037) $(2,892,546)    $(77,041,047)
                                                         ===========   ============    ============  ===========     ============
NET LOSS PER SHARE, BASIC AND DILUTED                         $(0.01)        $(0.01)         $(0.03)     $(0.02)

                                                              ======         ======          ======       ======
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING, BASIC AND DILUTED                         192,707,375    164,644,934     177,826,814  163,894,917
                                                         ===========    ===========     ===========  ===========

COMPREHENSIVE LOSS
The components of comprehensive loss are as follows:

Net loss                                                 $(1,859,877)   $ (1,327,564)
Other comprehensive income (loss) foreign currency
Translation                                                        -              -
Comprehensive Loss                                       $(1,859,877)   $ (1,327,564)

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through September 30, 2005 (Amounts expressed in US dollars)

                                                                                                                Deficit
                                                                                 Common    Common           Accumulated
                                                Common Stock    Additional        Stock     Stock Deferred   During the
                                       Number of                   Paid-in Subscription     to be  Compen-  Development
                                          Shares      Amount       Capital   Receivable    Issued   sation        Stage       Total
Balance - February 26, 1997 (Inception)        -     $     -   $         -  $         -         -        - $         - $          -

Issuance of common stock for cash:                                                              -        -
     ($1.32 per share, March)             35,676          36        46,964            -         -        -           -       47,000
     ($0.92 per share, April)             10,032          10         9,207            -         -        -           -        9,217
     ($0.75 per share, June)              28,085          28        20,972            -         -        -           -       21,000
     ($0.71 per share, July)             452,223         452       322,434            -         -        -           -      322,886
     ($0.69 per share, August)           695,447         695       477,005            -         -        -           -      477,700
     ($0.68 per share, September)         42,128          42        28,487            -         -        -           -       28,529
     ($0.81 per share, November)          32,715          33        26,517            -         -        -           -       26,550
Issuance of common stock for legal,                                                             -        -
financial, development and
administrative services
     ($1.32 per share, March)                759           1           999            -         -        -           -        1,000
     ($0.92 per share, April)            379,528         380       349,620            -         -        -           -      350,000
     ($0.92 per share, May)           12,870,501      12,871    11,811,512            -         -        -           -   11,824,383
     ($0.71 per share, July)           3,779,301       3,779     2,684,854            -         -        -           -    2,688,633
     ($0.69 per share, August)         1,479,869       1,480     1,012,322            -         -        -           -    1,013,802
     ($0.68 per share, September)        263,471         263       178,162            -         -        -           -      178,425
     ($0.81 per share, November)          74,957          75        61,150            -         -        -           -       61,225
     Net loss                                  -           -             -            -         -        - (17,349,205) (17,349,205)

Balance - December 31, 1997
(Audited)                             20,144,692      20,145    17,030,205            0         0        0 (17,349,205)    (298,855)

Issuance of common stock for cash:                                                              -        -
     ($2.63 per share, January)           94,882          95       249,905            -         -        -           -      250,000
     ($0.87 per share, February)         108,469         108        94,342            -         -        -           -       94,450


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through September 30, 2005
(Amounts expressed in US dollars)

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


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through September 30, 2005
(Amounts expressed in US dollars)

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


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through September 30, 2005
(Amounts expressed in US dollars)

     ($0.40 per share, September)        110,062         110        43,915            -         -        -           -       44,025
     ($0.40 per share, October)           25,000          25         9,975            -         -        -           -       10,000
     ($0.40 per share, November)         100,000         100        39,900            -         -        -           -       40,000
Issuance of common stock for cash
received in 1999 ($0.54 per share,
January)                                 211,669         212       113,788            -  (114,000)                   -
Issuance of common stock for debt
and interest:
     ($1.50 per share, April)          1,122,918       1,123     1,683,254            -         -        -           -    1,684,377
     ($0.60 per share, October)            2,632           3         1,576            -         -        -           -        1,579
     ($0.43 per share, November)          55,814          56        23,944            -         -        -           -       24,000
     ($0.40 per share, December)          77,083          77        30,756            -         -        -           -       30,833
Issuance of common stock for
financial and development services:
     ($2.66 per share, February)          22,768          23        60,449            -         -        -           -       60,472
     ($2.50 per share, March)            139,988         140       349,830            -         -        -           -      349,970
     ($1.97 per share, April)             28,527          29        56,066            -         -        -           -       56,095
     ($1.43 per share, May)                3,000           3         4,287            -         -        -           -        4,290
     ($1.94 per share, June)              90,700          91       175,485            -         -        -           -      175,576
     ($1.42 per share, July)              28,640          29        40,642            -         -        -           -       40,671
     ($0.98 per share, August)            16,114          16        15,842            -         -        -           -       15,858
     ($0.66 per share, September)         40,067          40        26,398            -         -        -           -       26,438
     ($0.64 per share, October)           58,397          58        37,278            -         -        -           -       37,336
     ($0.40 per share, November)          21,155          21         8,441            -         -        -           -        8,462
Issuance of common stock for legal
services
     ($0.35 per share, November)         500,000         500       174,500            -         -        -           -      175,000
Issuance of common stock for
investment inReal estate joint venture:
     ($2.00 per share, March)             28,432          28        56,836            -         -        -           -       56,864
     ($0.33 per share, October)          101,975         102        33,550            -         -        -           -       33,652
Issuance of common stock to IC One
shareholders, January                    119,905         120          (120)           -         -        -           -
Cancellation of shares of common stock
issued in exchange, January             (286,267)       (286)          286            -         -        -           -


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through September 30, 2005
(Amounts expressed in US dollars)

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


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through September 30, 2005
(Amounts expressed in US dollars)

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


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through September 30, 2005
(Amounts expressed in US dollars)

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


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through September 30, 2005
(Amounts expressed in US dollars)

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


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through September 30, 2005
(Amounts expressed in US dollars)

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


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through September 30, 2005
(Amounts expressed in US dollars)

     ($0.05 per share, December)         400,000         400        19,600                                                   20,000
     Stock option compensation:                                     79,139                                                   79,139
     Amortization of deferred option
     compensation:                                                                                  22,696                   22,696
     Net Stock cancellation
     adjustment                       (3,140,259)     (3,140)        3,140                                                        -
     Write-off of stock subscription                                                                                         32,639
     receivable                                                                  32,639
     Net Loss                                                                                               (3,785,439)  (3,785,439)
     BALANCE,  December 31, 2003
     (Audited)                       160,468,600     160,469    57,026,926     (525,000)  600,000        - (67,590,842) (10,328,447)
     Issuance of stock for services
     rendered:
     ($0.10 per share, January)          150,000         150        14,850                                                   15,000
     ($0.15 per share, January)          200,000         200        29,800                                                   30,000
     ($0.145 per share, August)          689,655         690        99,310                                                  100,000

     ($0.08 per share, August)           500,000         500        39,500                                                   40,000
     Issue of stock in lieu of
     interest payments:
     ($0.13 per share, February)         280,419         280        36,174                                                   36,454
     ($0.165 per share, February)        175,841         176        28,838                                                   29,014
     Issue of stock for cash:
     ($0.05 per share, January)        2,586,310       2,586       126,729                                                  129,315
     ($0.30 per share, January)          250,000         250        74,750                (75,000)                                -
     ($0.08 per share, February)          62,500          63         4,937                                                    5,000
     ($0.30 per share, February)          83,333          83        24,917                (25,000)                                -
     ($0.06 per share, November)          66,667          66         3,934                                                    4,000
     ($0.06 per share, November)         101,111         101         8,999                                                    9,100
     (0.065 per share, November)         100,000         100         6,400                                                    6,500
     Common stock subscription received                                         275,000                                     275,000
     Stock option compensation                                      90,049                                                   90,049
     Net Loss                                                                                               (4,229,168)  (4,229,168)
     BALANCE,  December 31, 2004
     (Audited)                       165,714,436     165,714    57,616,113     (250,000)  500,000        - (71,820,010) (13,788,183)


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)

Interim Consolidated Statements of Changes in Stockholders' Deficiency

For the Period from Inception (February 26, 1997) Through September 30, 2005
(Amounts expressed in US dollars)

     Issuance of stock for services
     rendered:
     ($0.05 per share, February)         250,000         250        12,250                                                   12,500
     ($0.05 per share, May)                1,050           1            52                                                       53
     ($0.048 per share, June)            100,000         100         4,650                                                    4,750
     Issue of stock in lieu of
     interest payments:
     (0.082 per share, May)           22,934,690      22,935     1,861,894                                                1,884,829
     Issue of stock for cash:
     ($0.07 per share, March)             70,355          70         4,855                                                    4,925
     ($0.068 per share, March)           369,550         370        24,590                                                   24,960
     ($0.07 per share, April)            100,000         100         6,900                                                    7,000
     ($0.09 per share, April)            100,000         100         8,900                                                    9,000
     ($0.05 per share, May)              248,000         248        12,152                                                   12,400
     ($0.056 per share, May)              23,571          23         1,297                                                    1,320
     ($0.07 per share, May)              142,857         143         9,857                                                   10,000
     ($0.08 per share, May)              125,000         125         9,875                                                   10,000
     ($0.09 per share, May)               47,968          48         4,269                                                    4,317
     ($0.123 per share, May)             150,000         150        18,225                                                   18,375
     ($0.30 per share, May)            1,000,000       1,000       299,000               (300,000)                                -
     ($0.068 per share, May)              13,450          13           895                                                      908
     ($0.08 per share, June)              62,500          63         4,937                                                    5,000
     ($0.05 per share, June)             800,000         800        39,200                                                   40,000
     ($0.05 per share, June)             100,000         100         4,900                                                    5,000
     ($0.09 per share, June)              50,000          50         4,450                                                    4,500
     ($0.05 per share, July)             200,000         200         9,800                                                   10,000
     ($0.05 per share, July)             200,000         200         9,800                                                   10,000
     ($0.06 per share, September)         58,413          58         3,447                                                    3,505
     Common stock subscription
     received                                                                    75,000                                      75,000
     Stock option compensation                                      13,114                                                   13,114
     Net Loss                                                                                               (5,221,037)  (5,221,037)

     BALANCE, September 30, 2005
     (Unaudited)                     192,861,840,    192,862    59,985,422     (175,000)  200,000        - (77,041,047) (16,837,763)

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Interim Statement of Cash Flows
Nine months Ended September 30, 2005 and 2004 and Period from Inception (February 26, 1997) through September 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)

                                                                                                    For the Period
                                                                      Nine Months Ended             From Inception
                                                                           Sept 30,                 (February 26, 1997)
                                                           ---------------------------------------  Through Sept 30,
                                                                2005                2004                   2005
                                                           ------------------------------------------------------------
                                                                 $                   $                      $
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    (5,221,037)           (2,892,546)          (77,041,047)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                                        -                     -               365,010
Stock option compensation                                       13,114                77,128            10,516,768
Adjustment for variable accounting of options                                                               55,160
Amortization of deferred option compensation                         -                     -                22,696
Common stock issued for services
and compensation                                                17,303               185,000            24,887,323
Common stock issued for interest expense                     1,884,829                65,468             8,905,112
Common stock issued to settle CardOne
Claims                                                                                                   1,667,299
Common stock issued for directors' fees                                                                    432,700
Write-off of common stock subscription
receivable                                                           -                     -             2,125,000
(Gain) loss on extinguishment of debt                                -                     -               931,210
Loss on impairment of assets                                         -                     -               703,211
Changes in current assets and liabilities:
Prepaid Expenses and other                                      (9,674)              (53,380)              (38,227)
Accounts payable and accrued expenses                        2,891,902             1,921,525            15,044,217

                                                           ------------------------------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                         (423,563)             (696,806)          (11,423,568)
                                                           ------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                                -                     -              (347,349)
Acquisition of patents                                               -                     -               (46,854)
Investment in real estate joint venture                              -                     -               (36,515)

                                                           ------------------------------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                -                     -              (430,718)
                                                           ------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) loans payable -                 (181,210)              143,410               271,675
shareholders
Loans - CEO America                                                  -                     -               150,000
Proceeds from notes payable                                    200,000                65,000             3,711,827
Proceeds from common stock subscription
received                                                        75,000               175,000               600,000
Sales of common stock                                          181,210                     -             6,089,940
Amounts owed to employees and officers                         158,559               284,119             1,054,926

                                                           ------------------------------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                      433,559               667,529            11,878,368
                                                           ------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                                  9,996               (29,276)               24,082

CASH AT BEGINNING OF PERIOD                                     14,086                42,570                     -

                                                           ------------------------------------------------------------
CASH AT END OF PERIOD                                           24,082                13,293                24,082
                                                           ------------------------------------------------------------

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the nine months ended September 30, 2005, are not indicative of the results that may be expected for the year ended December 31, 2005. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2004.

NOTE 2- GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is a development-stage enterprise and has incurred a net loss of $77,041,047 since inception. Additionally, the Company had a net working capital deficiency of $16,837,763 and a total shareholders' deficiency of $16,837,763 at September 30, 2005. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of September 30, 2005, current liabilities are substantially past due. In the event demands are made upon the Company which cannot be met and the associated creditors successfully pursue action against the Company, the Company could be exposed to additional costs of legal fees, interest or penalties, and may be forced to take other defensive actions, including filing for bankruptcy.

The Company has been able to finance its operations primarily by raising capital through the private placement of common stock and the issuance of convertible debt.

NOTE-3 PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, IC One and Smart Chip Technologies, LLC. All significant inter-company balances and transactions have been eliminated in consolidation.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 4-STOCK BASED COMPENSATION

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

In December 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS Statement No. 123". This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. We have adopted the increased disclosure requirements of SFAS No. 148 for the nine month period ended September 30, 2005.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 4-STOCK BASED COMPENSATION-Continued

The additional disclosures required by SFAS No. 148 are as follows:

                                                                For the Three Months            For the Nine Months
                                                                 Ended September 30,            Ended September 30,
                                                                2005            2004           2005             2004
                                                                ----            ----           ----             ----
 Net loss attributable to common stockholders,
   as reported .....................................        $(1,859,877)    $(1,327,564)    $(5,221,037)    $(2,892,546)
 Add:  Stock-based employee compensation
   expense included in reported net income,
   net of related tax effect .......................                  -          16,658          13,114          77,128
 Less:  Total stock-based compensation
   expense determined under the Black-Scholes fair value
   based method of all awards* .....................                  -         (16,658)        (13,114)        (77,128)
 Pro forma net loss attributable to
   common stockholders .............................        $(1,859,877)    $(1,327,564)    $(5,221,037)    $(2,892,546)
                                                            ===========     ===========     ===========     ===========
 Basic and diluted net loss attributable to
   common stockholders
 As reported .......................................        $     (0.01)    $     (0.01)    $     (0.03)    $     (0.02)
                                                            ===========     ===========     ===========     ===========




Pro forma ..........................................        $     (0.01)    $     (0.01)    $     (0.03)    $     (0.02)

* The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for stock options granted during the nine months ended September 30, 2005: annual dividends of $0; expected volatility range of 51.78% to 58.02%, risk-free interest rate of 3.00%; and expected life of five years.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 4- STOCK BASED COMPENSATION-Continued

Loss Per Share

Basic and diluted loss per share has been calculated based upon the weighted average number of common shares outstanding and excludes any potentially dilutive securities. Stock options and convertible notes have been excluded as common stock equivalents in the computation of diluted loss per share since the results would be anti-dilutive. Obligations to issue additional shares, which could potentially dilute earnings per share, were approximately 148,400,000 at September 30, 2005.

NOTE 5 - AMOUNTS OWED TO OFFICERS

Loans payable to officers are non-interest bearing advances made on behalf of the Company that are unsecured and payable on demand.

NOTE 6 - AMOUNTS OWED TO EMPLOYEES

Amounts owed to employees are non-interest bearing advances made on behalf of the Company that are unsecured and payable on demand.

NOTE 7 - SHAREHOLDERS' DEFICIENCY

Equity Transactions
-------------------
Nine months ended September 30, 2005
------------------------------------

On February 2, 2005 the Company issued 250,000 common shares in exchange for services valued at $12,500. The shares were issued at $0.05.

On March 29, 2005 the Company issued 70,355 common shares in exchange for cash. The shares were issued at $0.07.

On March 29, 2005 the Company issued 369,550 common shares in exchange for cash. The shares were issued at $0.068.

On April 8, 2005, the Company issued 100,000 common shares in exchange for cash. The shares were issued at $0.07

On April 28, 2005 the Company issued 100,000 common shares in exchange for cash. The shares were issued at $0.09.

On May 4, 2005 the Company issued 248,000, 23,571, 142,857, 125,000, 47,968,
150,000 and 1,000,000 common shares in exchange for cash. The shares were issued at $0.05, $0.056, $0.07, $0.08, $0.09, $0.123 and $0.30 respectively.

On May 4, 2005 the Company issued 1,050 common shares in exchange for past services valued at $53. The shares were issued at $0.05.

On May 4, 2005, the Company issued 22,934,690 common shares for interest payments of $1,884,829. The shares were issued at $0.082.

On May 4, 2005, the Company issued 13,450 common shares in exchange for cash. The shares were issued at $0.068.


On June 2, 2005, the Company issued 62,500 common shares in exchange for cash. The shares were issued at $0.08.

On June 6, 2005, the Company issued 800,000 common shares in exchange for cash. The shares were issued at $0.05.

On June 15, 2005, the Company issued 100,000 and 50,000 common shares in exchange for cash. The shares were issued at $0.05 and $0.09, respectively.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 7 - SHAREHOLDERS' DEFICIENCY-Continued

Equity Transactions-Continued
-----------------------------
On June 15, 2005, the Company issued 100,000 common shares in exchange for services valued at $4,750. The shares were issued at $0.048.

On July 9, 2005, the Company issued 200,000 common shares in exchange for cash. The shares were issued at $0.05.

On July 21, 2005, the Company issued 200,000 common shares in exchange for cash. The shares were valued at $0.05.

On September 14, 2005, the Company issued 58,413 common shares in exchange for cash. The shares were valued at $ $0.06.

Nine months ended September 30, 2004
------------------------------------

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

On February 27, 2004 the Company issued 280,419 and 175,841 common shares for interest payments of $36,454 and $29,014 respectively. The shares were issued at $0.13 and $0.165, respectively.

On February 27, 2004 the Company issued 83,333 common shares in exchange for cash. The shares were issued at $0.30.

On August 10, 2004 the Company issued 689,655 common shares in exchange for services valued at $100,000. The shares were issued at $0.145.

On August 23, 2004 the Company issued 500,000 common shares in exchange for services valued at $40,000. The shares were issued at $0.08.

NOTE 8- AUTHORIZED SHARES
-------------------------
As at September 30, 2005, the Company is authorized to issue 200,000,000 shares of common stock. At September 30, 2005, the Company had common stock shares outstanding of 192,861,840 and an additional 148,362,706 shares issuable upon the conversion of stock options, convertible debt and deferred compensation. As a result, the Company would exceed the authorized amount by 141,224,546. The Company would be required to seek shareholder approval to increase the shares authorized limits in order to satisfy its potential conversion of dilutive securities.

As an alternative, the Company may purchase shares of common stock in the open market, or seek to repay the indebtedness in lieu of conversion.

Effective November 29, 2006, the Board of Directors of the Company approved amendments to the Articles of Incorporation to adopt an increase in the capital stock of the Company's common stock from 200,000,000 to 500,000,000 shares. Furthermore, during a special meeting of the Board of Directors on July 20, 2007, the Board voted to approve a resolution to increase the number of authorized shares to 600,000,000. (Refer Note 16 - Subsequent Events).

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 9 - STOCK OPTION PLAN

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

The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for stock options granted during the three months ended June 30, 2005: annual dividends of $0; expected volatility range of 51.78% to 58.02%, risk-free interest rate of 3.00% and expected life of five years.

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

                                                       Stock Options
                                                ---------------------------
                                                                Weighted
                                                                Average
                                                                Exercise
                                                  Shares         Price
                                                  ------         -----

     Outstanding at December 31, 2003           47,225,299       $0.09
         Granted                                 1,200,000       $0.11
       Exercised                                         -           -
       Cancelled                                         -           -
     Outstanding at December 31, 2004           48,425,299       $0.11
         Granted                                   400,000       $0.06
       Exercised                                         -           -
       Cancelled                                (2,679,167)      $0.19
       Outstanding at September 30, 2005        46,146,132       $0.11

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)

The following table summarizes the Company's stock options outstanding and exercisable at September 30, 2005:

                                      Options Outstanding                          Options Exercisable
                            ---------------------------------------             --------------------------
                                              Weighted
                                              Average      Weighted                               Weighted
                                             Remaining     Average                                Average
Range of Exercise               Number      Contractual    Exercise                Number         Exercise
     Prices                  Outstanding       Life         Price                Exercisable        Price
     ------                  -----------       ----         -----                -----------        -----
                            (In Thousands)   (In Years)                         (In Thousands)
$0.00 - $0.23                   42,899           3.86       $0.09                   42,899          $0.09
$0.48 - $0.49                    3,247           4.90       $0.48                    3,247          $0.48
$0.64 - $0.80                        -              -           -                        -              -
                                ------                                              ------
                                46,146                                              46,146
                                ======                                              ======


NOTE 10 - LITIGATION AND SETTLEMENT OF CLAIMS

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 10 - LITIGATION AND SETTLEMENT OF CLAIMS-Continued

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 10 - LITIGATION AND SETTLEMENT OF CLAIMS-Continued

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 11 - PAYROLL TAXES

Internal Revenue Service
------------------------
The Company's wholly owned subsidiary, IC One, Inc., has received notification from the Internal Revenue Service that IC One has an unpaid liability for employment taxes and amounts withheld from employees' wages for the periods from July 1, 1999, through September 30, 2001. IC One erroneously filed an employer tax report for the quarter ended September 30, 2001, even though it did not have any employees and paid no payroll after June 30, 2001. Accordingly, IC One was not required to make federal tax deposits for the periods after June 30, 2001. The Internal Revenue Service has filed tax liens against the Company with respect to such amounts outstanding. As of September 30, 2005, the aggregate amount owed by IC One, together with applicable penalties and interest, for the period from July 1, 1999, through June 30, 2001, was approximately $1,320,000. The Company is attempting to negotiate with the Internal Revenue Service regarding payment of the amounts owed by IC One.
The total amount of unpaid employment taxes owed by the Company was approximately $1,320,000 (including interest and penalties of approximately $367,000). The Company continues to work with the Internal Revenue Service via the appeals process to resolve its outstanding liability. The Company does not believe that the liability will hinder the progress of the Company.

Utah State Tax Commission
-------------------------
The State of Utah has filed tax liens against the Company of approximately $56,500 as of September 30, 2005, for unpaid employee withholding taxes and related amounts.

California Employment Development Corporation
---------------------------------------------
The State of California has filed tax liens against the Company for unpaid employee withholding taxes and related amounts aggregating approximately $74,500 as of September 30, 2005.

Nebraska Department of Revenue
------------------------------
The State of Nebraska has filed tax liens against the Company for unpaid employee withholding taxes and related amounts aggregating approximately $5,600 as of September 30, 2005. On June 26, 2007, the Company paid its tax obligation to the State of Nebraska in full.

NOTE 12- SELLING GENERAL AND ADMINISTRATIVE EXPENSES

For the nine month period ended September 30, 2005, selling, general and administrative expenses totaled $1,961,414.

NOTE 13 - STRATEGIC ALLIANCES

The Company has established strategic alliances to market its products and services. (Refer Note 16 - Subsequent Events for licensing agreements signed with Retention Management Group, Inc. and Phoenix Technology Holdings, Inc.)

NOTE 14 - EMPLOYMENT AGREEMENTS

As of September 30, 2005, the Company was obligated under two employment agreements with certain officers. Compensation under the agreements include annual salaries approximately $150,000.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 15 - DELISTING AND LATE FILINGS

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

NOTE 16- SUBSEQUENT EVENTS

A)   Subsequent issue of common shares:

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 16- SUBSEQUENT EVENTS-Continued

A)   Subsequent issue of common shares-Continued:

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

B)   Options:

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 16- SUBSEQUENT EVENTS-Continued

C) Events

Joseph E. Diamond
-----------------

On February 19, 2004, Joseph E. Diamond was appointed Senior Vice-President of Administration and Finance. In addition to these duties, on November 12, 2004, Mr. Diamond was elected CEO of the Company. Mr. Diamond was relieved as CEO of the Company and resigned his previous position on December 16, 2004. On January 26, 2005, Therese Diamond (Mr. Diamond's spouse) filed a complaint against the Company in the Superior Court of California, County of Los Angeles bearing case number LC-070391 and on February 4, 2005 Joseph Diamond filed a complaint against the Company in the Superior Court of California, County of Los Angeles bearing case number LC-070495. On February 3, 2006, the parties entered into a Settlement and Release Agreement which resolved the matters and they were subsequently dismissed by the Courts.

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 16- SUBSEQUENT EVENTS-Continued

C) Events-Continued

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

Statute-Barred Accounts Payable
-------------------------------

As of December 31, 2005, certain accounts payable of the Company are Statute-Barred under Utah law from being collected by creditors. However, under US GAAP, the Company still records them as a liability. As of December 31, 2005, the amount is approximately 41,000.

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
(A Development Stage Enterprise)
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2005
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 16- SUBSEQUENT EVENTS-Continued

C) Events-Continued

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

Elimination of Senior Secured Debt
----------------------------------

In Janaury of 2007, Noteholders which did not elect to assign their debt to Phoenix Technology Holding, Inc. were given the option to receive their principal investment plus accrued interest either in the form of cash or shares in the Company. By June 2007, the last of these repayments were made, and all Senior Secured Notes have been retired.

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