Form 10KSB
period 2006-12-31
SCHIMATIC CASH TRANSACTIONS NETWORK COM INC
filed 2008-02-08
CIK 1100772

U.S. SECURITIES AND EXCHANGE
                           COMMISSION Washington, D.C.
                                      20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

         State issuer's revenues for its most recent fiscal year. For the fiscal year ended December 31, 2006, revenues were $131,357.

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

DOCUMENTS INCORPORATED BY REFERENCE:
         A description of Documents Incorporated by Reference is contained in
Part III, Item 13 of this Report.

Transitional Small Business Disclosure Format: Yes |_| No |X|

                  SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
                        (A Development Stage Enterprise)

                                                 TABLE OF CONTENTS

Item                                                 Description                                             Pages

Special Introductory Notes.......................................................................................1

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

                                                        Part II
Item 5    Market for Common Equity and Related Stockholder Matters...............................................7
Item 6    Management's Discussion and Analysis or Plan of Operation.............................................10
Item 7    Financial Statements..................................................................................12
Item 8    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................13
Item 8A   Controls and Procedures...............................................................................13
Item 8B   Other Information.....................................................................................13

                                                        Part III
Item 9    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
          Exchange Act..........................................................................................14
Item 10   Executive Compensation................................................................................15
Item 11   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters........16
Item 12   Certain Relationships and Related Transactions........................................................17
Item 13   Exhibits and Reports on Form 8-K......................................................................18
Item 14   Principal Accountant Fees and Services................................................................19

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

Filing of Delinquent Reports

         This delinquent report is filed for the year ended December 31, 2006, and is one of several reports for subsequent periods that we are filing under
Section 13 of the Securities Exchange Act after their respective due dates. The requirement to file the associated quarterly reports for this period has been waived by the Securities and Exchange Commission. The unaudited quarterly data that would normally be included in the required quarterly reports is contained herein, at the end of Item 7 Financial Statements. This report contains information for the period to which this report relates, but does not contain all information covering periods subsequent to the report period. For information covering other periods, please see the applicable reports for such period.

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

         Effective November 30, 2006, the Board of Directors of Schimatic Cash Transactions Network.com, Inc. approved the Company's Articles of Conversion changing the Company from a Florida to a Nevada corporation (the "Articles"). Under the Articles, the Company's shares will be converted on a 1-for-1 basis.

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

         Phoenix Technology Holdings

         On April 6, 2006, the Company entered into a License Agreement with Phoenix Technology Holdings ("Phoenix") a Turks and Caicos Islands company. Under the terms of the agreement, the Company granted Phoenix an exclusive license to use the Company's technology. Also, certain portions of the Company's debt, including a significant portion of the Senior Secured Convertible Notes, unpaid amounts owing to Airos Group for technology development services rendered, and accrued interest were assumed by Phoenix and ceased accruing additional interest. In order to maintain exclusivity, the Agreement calls for certain performance targets to be met on an annual basis by Phoenix.

         Airos Group

         We entered into an agreement with Airos Group to complete the current software development and integration services on the Ingenico terminal for Scotiabank. Airos Group's primary focus is system integration, software development, and quality assurance for the financial services industry with a focus on smart card and payment terminals. Airos Group has provided integration and development services to a variety of clients. In 2003, we replaced the above agreement with a new agreement to complete the development of all product components, including the card, terminal and host processing, plus integration and customization services. This agreement was terminated effective April 30, 2006 when the Company entered into an agreement with Phoenix. Airos currently provides management and administrative services to the Company.

         Thomas Jackson Performance Management, Inc.

         In September 2003, the Company granted Thomas Jackson Performance Management, Inc., an unaffiliated company, the exclusive right to act as its authorized sales agent in the United States, Canada, Mexico, Japan and Australia. This agreement was terminated in May 2006.

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

Trademarks, Copyrights and Trade Secrets

         We also rely on the protections afforded our intellectual property under copyright, trademark and trade secret laws. We market or may market products or services under the following trademarks:

               o E-LLEGIANCE(TM) for our smart-card-based loyalty applications;
               o LOYALTY CENTRAL(TM) for our loyalty program management, transa ction processing and accounting centralized processing services;
               o LOYALTYCENTRAL.COM(TM) for our loyalty program management user interface; and
               o SMART BANK(R) for specialized products services for marketing to the financial services and banking industries.

Research and Development Program

         We incurred expenses of approximately $125,000 during 2006. The payments for such services were satisfied primarily through the issuance of either stock or stock options.

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

Employees

         On December 31, 2006 we had two employees including officers. One was located in the Las Vegas, Nevada office and one in Oakville, Ontario, Canada.

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

         On October 2, 2007, James Biorge and Jami Biorge (Mr. Biorge's daughter) initiated an action against the company in the United States District Court for the District of Utah (Case # 07cv00129), seeking issuance of the above-noted shares which were previously cancelled by the Company, as well as attorney's fees and punitive damages. The Company plans to vigorously defend itself and believes that there is a reasonable possibility that the outcome of any claim would not be unfavorable to the Company. Additionally, the Company may pursue claims against Mr. Biorge and seek damages in addition to cancellation of the shares.

Richard Hauge and John Hipsley

         As of July 31, 2002, Messrs. Hauge and Hipsley ceased their employment with the Company and signed agreements to accept their compensation on a deferred basis. In December 2002, they signed additional agreements releasing all rights to any claims based on the CardOne entities, terminating their association with the Company, and agreed to accept options to purchase 725,000 shares of common stock each. In addition, the Company agreed to issue to Mr. Hauge 700,000 shares of our stock for work performed through December 2002.

         On March 18, 2005, Richard Hauge and John Hipsley initiated an action against the Company in the Third Judicial District Court, Salt Lake County, State of Utah (Case # 050905213) alleging the Company breached prior employment and settlement agreements. On July 16, 2007, Richard Hauge and the Company entered into a separate Settlement Agreement, and the Company continues to vigorously defend itself in the matter against John Hipsley.

Internal Revenue Service and Withholding Taxes

         Our wholly owned subsidiary, IC One, Inc., has received notification from the Internal Revenue Service that IC One has an unpaid liability for employment taxes and amounts withheld from employees' wages for the periods from July 1, 1999, through September 30, 2001. IC One erroneously filed an employer tax report for the quarter ended September 30, 2001, even though it did not have any employees and paid no payroll after June 30, 2001. Accordingly, IC One was not required to make federal tax deposits for the periods after June 30, 2001. The Internal Revenue Service has filed tax liens against the Company with respect to such amounts outstanding. As of December 31, 2006, the aggregate amount owed by IC One, together with applicable penalties and interest, for the period from July 1, 1999, through June 30, 2001, was approximately $1,347,524. During 2006, total payments of $52,870.52 were made to the Internal Revenue Service with respect to this balance outstanding. The Company is attempting to negotiate with the Internal Revenue Service regarding payment of the amounts owed by IC One.

         The total amount of unpaid employment taxes owed by the Company was approximately $1,347,524 (including interest and penalties of approximately $447,910). The Company continues to work with the Internal Revenue Service via the appeals process to resolve its outstanding liability. The Company does not believe that the liability will hinder the progress of the Company.


Utah State Tax Commission

         The State of Utah has filed tax liens of approximately $58,332 as of December 31, 2006, for unpaid employee withholding taxes and related amounts.

California Employment Development Department

         The State of California has filed tax liens against us for unpaid employee withholding taxes and related amounts aggregating approximately $77,721 as of December 31, 2006.

Nebraska Department of Revenue

         The State of Nebraska has filed tax liens against us for unpaid employee withholding taxes and related amounts aggregating approximately $5,864 as of December 31, 2006.

Other Creditors

         From time to time, we are threatened by creditors to initiate litigation to collect amounts owed by us and reported in our financial statements. In cases in which litigation is threatened or initiated, we seek to negotiate a settlement or forbearance agreement.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In November 2006, the security holders voted to increase the authorized share limit from 200,000,000 to 500,000,000 shares of common stock, $.001 par value. The amendment was approved by the directors and shareholders. The number of votes for the amendment by the shareholders was sufficient for approval.

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

         The following table sets forth the high and low closing bid quotations for our common stock as reported on the Over-the-Counter Electronic Bulletin Board or Pink Sheets, as appropriate, for the periods indicated, based on interdealer bid quotations, without markup, markdown, commissions or adjustments, which may not reflect actual transactions:

                                               High        Low
                                               ----        ---
2006
   Quarter ended December 31 ..............   $0.090     $0.060
   Quarter ended September 30..............    0.100      0.040
   Quarter ended June 30...................    0.070      0.050
   Quarter ended March 31..................    0.060      0.040

2005
   Quarter ended December 31 ..............   $0.080     $0.040
   Quarter ended September 30..............    0.080      0.030
   Quarter ended June 30...................    0.070      0.040
   Quarter ended March 31..................    0.090      0.050

2004
   Quarter ended December 31...............   $0.090     $0.060
   Quarter ended September 30..............    0.120      0.070
   Quarter ended June 30...................    0.180      0.090
   Quarter ended March 31..................    0.190      0.120


         As of December 31, 2006, we had approximately 1,000 stockholders of record. We are unable to estimate the number of beneficial owners of our shares.

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

Equity Compensation Plan Information

         As of December 31, 2006, we had issued options to purchase common stock, but had no equity compensation plan that had been approved by our stockholders. The following table shows the options issued and issuable under our equity compensation plans:


                                                                                                   Number of securities
                                                                                                   available for future
                                                                                                  issuance under equity
                                Number of securities to be       Weighted average exercise         compensation plans
                                  issued upon exercise of          prices of  outstanding         (excluding securities
      Plan Category                 outstanding options                  options                 reflected in column (a))
------------------------         ------------------------        -------------------------       ------------------------
                                            (a)                            (b)                             (c)
                                 ------------------------        -------------------------       ------------------------
Equity compensation plans
  approved by stockholders                        --                         --                           --

Equity compensation plans not
approved by security holders              36,916,533                      $0.10                           --
                                          ----------
       Total.................             36,916,533                      $0.10                           --
                                          ==========

         As of December 31, 2006, we had outstanding options granted to various current and former employees, consultants and others, including executive officers and directors, to purchase an aggregate of 36,916,533 shares. The options were granted at various exercise prices that were at or below the market price for our common stock as of the date of grant. Such options are fully exercisable without meeting any future vesting requirements. Such options are not incentive stock options under the criteria established by the Internal Revenue Service.

         We have granted to current and former officers, directors and employees the option to convert an aggregate of $1,556,125 in accrued and past due salaries and consulting fees as of December 31, 2006, into an aggregate of 22,212,917 shares of common stock at such time as they may deem appropriate.

Recent Sales of Unregistered Securities

         During the year ended December 31, 2006, we issued securities without registration under the Securities Act of 1933 on the terms and circumstances described in the following paragraphs.

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

         Common Stock

                  Transaction                                                            Number
                  -----------                                                            ------
Common Stock Outstanding at December 31, 2005                                         193,274,003

Financial, Development and Administrative Services..............................       15,964,179
         In February, July, August and December 2006, we issued an aggregate of
         15,964,179 shares of restricted common stock to five parties, each of whom was an accredited investor, as payment of $931,384 in financial, development and administrative services, or an average of approximately
         $0.06 per share. On the dates on which such transactions occurred during the above period, the market price for the common stock ranged between $0.05 and $0.07 per share.


Common Stock Outstanding at December 31, 2006                                         209,238,182
                                                                                      ===========

         Issuance of Convertible Notes

         At December 31, 2006, we had outstanding secured convertible notes payable of $237,000 (2005: $2,991,316) bearing interest at a rate of 12% annually and secured by the Company's intellectual property. The notes mature at various dates extending through September 2004. In a letter to note holders on December 30, 2004, the Company advised all note holders that there had been a technical delay in conversion to Common Stock, and that notes would be extended on a month-by-month basis until resolution. In April 2006 note holders were given three options; Option 1 was to assign the secured note and accrued interest outstanding to Phoenix. Option 2 was to continue to earn interest on the note until the Company was in a position to convert the note into common stock. This happened in November 2006 when the Company's authorized share limit was increased from 200,000,000 to 500,000,000. Option 3 was to pay off the principal and interest outstanding on the note.

         Secured Convertible Promissory Notes Payable:
                 Balance - December 31, 2005                     $  2,991,316
                 Notes issued during 2006                              57,000
                 Notes assigned to Phoenix                         (2,811,316)
                 Notes converted to SCTN shares                            --
                 Notes paid out in full                                    --
                                                                 ------------
                 Ending Balance - December 31, 2006              $    237,000
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

         At December 31, 2006, convertible promissory notes were convertible into an aggregate of 4,740,000 shares of common stock.

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

         Option Grants

         During the year ended December 31, 2006, we granted no options to persons who were then officers, directors or others.

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

         Management is actively seeking additional equity or a combination of equity and debt financing from new stockholders and/or lenders. In the past, we have relied on issuing stock for outside services and for compensation to fund our operating shortfalls; however, there is no assurance that we can continue to fund a significant portion of our operating needs in this manner. In addition, a significant portion of the $22.2 million in current liabilities is more than a year past due. We are attempting to negotiate settlements of some of these debts and continue to seek forbearance on others; however, there is no guarantee that we will be successful in continuing to do so. Should we fail to obtain financing on terms acceptable to us or negotiate settlements on past due debts, or fail in obtaining forbearance, we may be forced by creditors to take other actions including seeking protection under bankruptcy proceedings. There can be no assurance that funding will be available on acceptable terms, if at all, or that such funds, if raised, would enable us to achieve and maintain profitable operations.

Authorized Common Stock

         As of December 31, 2006, we were authorized to issue 500.0 million shares of common stock. At December 31, 2006, we had approximately 209.2 million shares outstanding and an additional approximately 253.9 million shares issuable upon the conversion of stock options, convertible debt and deferred compensation.

Results of Operations

         During 2006, we incurred total expenses of approximately $3.9 million compared to approximately $7.6 million in 2005. The decrease in expenses in 2006 as compared to 2005 is principally reflected in substantial decreases in research and development expenses to approximately $125,000 in 2006, as compared to approximately $1.6 million in 2005, decreases in interest expense to $2.0 million in 2006, as compared to $4.7 million in 2005, as well as decreases in general and administrative expenses.

         Net Loss

         The net loss for the year ended December 31, 2006, was approximately $3.8 million as compared to $7.6 million in the same period in 2005. The change in the net loss was due to decreases in research and development, interest expenses, and general and administrative expenses.

         Basic and diluted net loss per share for the fiscal year ended December 31, 2006, was $(0.02), compared to basic and diluted net loss per share of $(0.04) for the fiscal year ended December 31, 2005.

         Liquidity

         Although we generated approximately $345,000 from financing activities, our operating activities used net cash of approximately $348,000. These activities contributed to a net working capital deficit as of December 31, 2006, of approximately $22.1 million.

         Net cash used in operating activities for the fiscal year ended December 31, 2006, was approximately $348,000, a decrease of approximately $172,000 over the approximately $520,000 cash used in operating activities for the fiscal year ended December 31, 2006.

Capital Resources

         Through December 31, 2006, we do not currently have any material commitments for capital expenditures other than those expenditures incurred in the ordinary course of business.

         From inception to December 31, 2006, our operating and investing activities have used substantially more cash than they have generated. Because we will continue to need substantial amounts of working capital to fund the growth of our business, we expect to continue to experience significant negative operating and investing cash flows for the foreseeable future. This estimate is a forward-looking statement that involves risks and uncertainties. We will need to raise additional capital in the future to meet our ongoing operating and investing cash requirements. We may not be able to find additional financing on favorable terms or at all. If we raise additional funds through the issuance of securities, these securities may have rights, preferences or privileges senior to those of our common stock, and our stockholders may experience additional dilution to their equity ownership. We have a history of losses, have never been profitable, and may never achieve profitability.

         We have just started to generate revenues and do not anticipate generating significant revenues until some time in the future. We do not know when we will achieve profitability. We expect to continue to incur losses for the foreseeable future and we may never be profitable. If we do achieve profitability in any period, we cannot be certain that we will sustain or increase such profitability on a quarterly or annual basis. From inception through December 31, 2006, we incurred total expenses of approximately $83.3 million. The independent auditors' report accompanying the financial statements included in this report includes an explanatory paragraph stating that the accumulated deficit and a working capital deficiency raise substantial doubt about our ability to continue as a going concern. (See Note 2, Going Concern, of the Notes to Consolidated Financial Statements). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

         We have funded our capital requirements and our business operations primarily with funds provided from the issuance of common stock and stock options and from borrowings, and the sale of common stock. For the year ended December 31, 2006, we have received $175,000 from the subscription and sale of common stock and $170,000 from notes and loans payable. We will require additional financing to support our operations until we become profitable. Such sources of financing could include capital infusions, additional equity financing, or debt offerings. Management believed that as of December 31, 2006, we would need approximately $5.0 million in equity or debt financing to achieve revenues at a level to cover operating costs. Management is actively pursuing obtaining additional funds. There can be no assurance that additional funding will be available on acceptable terms, if at all, or that such funds if raised, would enable us to achieve and maintain profitable operations. If we are not able to obtain sufficient additional funds from investors, we may be unable to sustain our operations.

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

         The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS No. 109"). SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities, and for the expected future tax benefit to be derived primarily from tax loss carryforwards. The Company has established a valuation allowance related to the benefits of net operating losses for which utilization in future periods is uncertain. The Company believes it is more likely than not that the Company will not realize the benefits of these deductible differences in the near future and therefore a full valuation allowance of approximately $28,600,000 is provided.

         As of December 31, 2006, the Company has approximately $71,500,000 of federal net operating losses available to offset future taxable income, which if not utilized will expire in 2026. No provision for income taxes has been recorded in the financial statements as a result of continued losses. Any benefit for income taxes as a result of utilization of net operating losses may be limited as a result of change in control.

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

         The report of SLF on our financial statements for the fiscal year ended December 31, 2005 contained an expression of substantial doubt regarding our ability to continue as a going concern.

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

         The following table sets forth the name, age and position of each of our directors and executive officers at December 31, 2006:

Name                   Age                    Title
-----------------      ---   -------------------------------------
Miki Radivojsa         39    President, CEO, Chairman of the Board of Directors
David J Simon          60    Director
Bernard F. McHale      71    Director and CFO

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

Business Experience of Executive Officers and Directors

         Miki Radivojsa, CEO of Airos Group, the Company's development partner, joined the Company as our Chairman and CEO on August 17, 2005. Miki Radivojsa has built a profitable and growing software development company and brings more than 17 years of business and technical leadership experience in banking, payments, chip, telecommunications, and embedded development. He has led the development and deployment of more than 100 successful software projects for a broad range of banking and payment applications including EMV, VISACASH, Mondex, Proton, other smart card and POS applications, in addition to the construction of Smart Chip Technologies' end-to-end loyalty, pre-paid stored value, and gift card product suite. Mr. Radivojsa and the Airos Group were developers of the EMV pilot in Barrie, Canada, representing the world's first multi-application smart card implementation.

         David J. Simon has been a director since November 1998 and chairman of the board from May 1999 until August 2005. He served as chief executive officer from May 1999 until July 1999, from November 1999 until March 1, 2000, from May 15, 2002, until June 10, 2002, from August 2003 until August 2005. He served as president and chief executive officer for R & D Technology, Inc., a Nevada company that he helped found, from its inception August 31, 1998, until we acquired it in November 1998. In all of Mr. Simon's employment in the past six years, he was involved in the architecture, design, development, maintenance and management of computer programs, software applications and systems. His career, including as an employee and as a consultant, has been involved with computing technology and spanned many diverse industries including banking, healthcare, manufacturing, stock exchange and telecommunications.

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

                         ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation

         The following table shows the compensation paid or accrued by us for the last three fiscal years for each person serving as our chief executive officer during 2006. No other executive officer or other person received annual salary and bonus of $100,000 or more during 2006. Accordingly, the summary compensation table does not include compensation of any other executive officer or other person:

                                                                                Long Term Compensation
                                                                 ------------------------------------------------------
                                   Annual Compensation                     Awards                       Payouts
                              --------------------------------   ---------------------------      ---------------------
                                                       Other     Restricted      Securities                   All Other
                      Year                             Annual       Stock        Underlying         LTIP       Compen-
Name and             Ended                            Compen-      Awards        Options/         Payouts      sation
Principal Position   Dec 31    Salary($)   Bonus($)  sation($)    (shares)       SARs(#)            ($)          ($)
------------------   ------    ---------   --------  ---------    --------       -------            ---          ---
Miki Radijvosa        2006     $   --      $  --     $   --          --              --           $ --        $  --
  (CEO)(1)            2005     $   --      $  --     $   --          --              --           $ --        $  --
                      2004     $   --      $  --     $   --          --              --           $ --        $  --

-------------
(1) Served as chief executive officer commencing August 2005 without compensation.

Employment and other Agreements

         Mr. McHale was engaged under a three year agreement commencing July 7, 2004 to serve as director and treasurer at compensation of $2,500 per month as the Company's cash flow permits.

Option Grants in 2006

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
    President (CEO)

Director Compensation

         During 2006, members of our board of directors who were not employees received no cash compensation for services as a director or for attendance at or participation in meetings. In the year ended December 31, 2006, there were no options issued to board members.

            ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                 AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The following table sets forth, as of December 31, 2006, the name, stockholdings and address of each person who owns of record, or was known by us to own beneficially, 5% or more of the 209,238,182 shares of common stock then issued and outstanding. Unless otherwise indicated, all shares consist of common stock and all such shares are owned beneficially and of record by the named person or group.

                                                                 Amount and Nature
Title of Class    Name and Address of Beneficial Owner        of Beneficial Ownership    Percent of Class (1)

Common Stock      David Simon                                  3,957,839        Direct
                  330 E. Warm Springs Road.                   21,161,876    (2) Options
                  Las Vegas, Nevada 89119                     14,881,667        Rights
                                                              40,001,382        Total           8.6%

Common Stock      Bernard McHale                              24,783,327        Direct
                  7757 Foredawn Dr.                                    -        Options
                  Las Vegas, NV 89123                          5,870,000        Rights
                                                              30,653,327        Total           6.6%

Common Stock      Miki Radivojsa                                       -    (3) Direct
                  482 South Service Road, Suite 103                    -        Options
                  Oakville, Ontario, Canada L6J 2X6                    -        Rights
                                                                       -        Total           0.0%

Common Stock      Airos Group Inc.                            34,896,638    (3) Direct
                  482 South Service Road, Suite 103            2,900,000        Options
                  Oakville, Ontario, Canada L6J 2X6                    -        Rights
                                                              37,796,638        Total           8.2%

Shares of all named executives and directors as a group       63,637,804        Direct
                                            (3 persons)       24,061,876        Options
                                                              20,751,667        Rights
                                                             108,451,347        Total          23.4%

(1) The percent of class is calculated on the basis of the amount of outstanding securities, plus for each person or group, any securities that person or group has the right to acquire within 60 days pursuant to options, conversion or other rights.

(2) Consists of options to purchase 17,062,813 shares in Mr. Simon's name and 4,099,063 in the name of Elaine Beavon-Simon

(3) Mr. Radivojsa does not individually own any shares in the Company, however, he is the controlling shareholder of Airos Group, Inc. and as such, he has the power to direct the voting of those shares owned by Airos Group, Inc.

             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In September 2002 we issued David Simon, an executive officer and director, a secured convertible promissory note for $310,462, with interest at 12%, as evidence of our obligation to repay him un-reimbursed expenses incurred by him on our behalf and cash advances to us. As of December 31, 2006, the outstanding principal balance of such notes, including accrued interest, was assigned to Phoenix Technology Holdings Inc.

         Prior to becoming a director in May 2002, Bernard F. McHale purchased on the same terms as sold to unaffiliated parties an aggregate of $180,000 in common stock in the year 2000, $145,000 in a convertible promissory note that was converted into stock in the year 2001, and an additional $910,000 in principal amount of Limited Recourse Convertible Promissory Notes in the years 2001-2002, which were converted into the same principal amount of Secured Recourse Convertible Promissory Notes on September 30, 2002. As of December 31, 2006, the outstanding principal balance of such notes, including accrued interest, was assigned to Phoenix Technology Holdings Inc.

         In April 2003, we entered into a Development Agreement with Airos Group Inc. to complete the development of all product components, including the card, terminal and host processing, plus integration and customization services. The fees are payable on a deferred basis until revenues begin. Airos Group Inc. earned 6% per month in company stock, restricted by SEC Rule 144, for all fees deferred until product revenues begin up to a maximum of $2,000,000 worth of stock issued. In November 2003, we amended our agreement with Airos Group Inc. to change the terms of our agreement to five years and adjust the rate of reimbursement to various Airos personnel. We agreed to issue Airos 12,800,000 shares of restricted common stock, with 11,300,000 issuable immediately and the balance issuable on the execution of the first qualified customer order through Thomas Jackson Performance Management, Inc. Airos agreed to purchase 2,000,000 shares of restricted common stock at $0.30 per share, for a total of $600,000, payable pursuant to the terms of promissory note in 24 consecutive monthly installments of $25,000, commencing November 2003. Effective January 2005 the deferred interest rate was increased to 8% and effective April 2005 it was further increased to 10%. Interest stopped accruing in April 2006 when the total outstanding payable plus interest was assigned to Phoenix Technology Holdings Inc.

         In April 2006, the Company entered into an agreement with Phoenix Technology Holdings Inc. when it became readily apparent to the Company's management that the Company could no longer continue to operate as a viable entity. Company management facilitated this agreement since the Company simply did not have the capital to continue with its technology development, or to integrate and deploy its technology to potential clients. The Company's financial instability would not have allowed it to pass a due diligence test with prospects desiring to license the Company's technology. To move the company forward as a viable entity, Company management eliminated all expenses and risks associated with marketing, sales, development as well as operational support activities by exclusively licensing the Company's technology to Phoenix. This action facilitated and increased the potential profitability of the Company by eliminating expenses for the services that would be provided by Phoenix and by eliminating significant interest expense. The services that would be provided by Phoenix are estimated to be 50 to 70% of the gross revenue that would be received by Phoenix. The agreement provides that the Company would receive 20% of all Phoenix gross transaction revenue without exposing the Company to any of the expenses and risk factors that Phoenix faces on every project. Phoenix`s profitability is based on its operational efficiency including the minimizing of operational risks concerning integration and deployment of the Company's patented technology. This agreement has effectively transformed the Company into a patented licensing loyalty technology company while retaining patented intellectual property ownership within the Company. Most of the Company's gross revenue will be net revenue since the Company has only two employees and minimal overhead. Phoenix is contracting approximately 25 employees that provide services to the Company. Almost all funding and revenue received by Phoenix fund operational activities that produce income for both companies without additional risk to the Company. No accrued salaries were part of notes assigned into Phoenix and interest accrual stopped on secured notes and the Airos debt once the agreement was entered into.

                                ITEM 13. EXHIBITS


     (a)  Exhibits:

Exhibit
Number          Title of Document                                                                    Location
---------       ---------------------------------------------------------------------------          -------------
Item 3.         Articles of Incorporation and ByLaws
---------       ---------------------------------------------------------------------------          -------------
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

   3.06         Amendment to Articles of Incorporation (increase authorized shares to                Incorporated by
                500,000,000), dated November 29, 2006                                                Reference(4)

   3.07         Articles of Conversion Changing SCHIMATIC Cash Transactions Network.com,             Incorporated by
                Inc. from a Florida Corporation to a Nevada Corporation, dated December 22, 2006     Reference(5)

---------       ---------------------------------------------------------------------------          -------------
Item 10.        Material Contracts
---------       ---------------------------------------------------------------------------          -------------

  10.01         Agreement with Phoenix Technology Holdings Inc. dated April 6, 2006                  This filing

---------       ---------------------------------------------------------------------------          -------------
 Item 31        Section 302 Certifications
---------       ---------------------------------------------------------------------------          -------------

  31.01         Certification of Chief Executive Officer Pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002                                                           This filing

  31.02         Certification of Chief Financial Officer Pursuant to Section 302 of the
                Sarbanes-Oxley Act of 2002
                                                         This filing
---------       ---------------------------------------------------------------------------          -------------
 Item 32        Section 1350 Certifications
---------       ---------------------------------------------------------------------------          -------------

  32.01         Certification of Chief Executive Officer Pursuant to Section 906 of the              This filing
                Sarbanes-Oxley Act of 2002

  32.02         Certification of Chief Financial Officer Pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002                                                           This filing

  ------------------------------
(1) Incorporated by reference from Amendment No. 3 to Form 10-SB/A filed on September 10, 2001.
(2) Incorporated by reference from Amendment No. 2 to Form 10-SB/A filed on April 13, 2000.
(3) Incorporated by reference from Amendment No. 5 to Form 10-SB/A filed on February 14, 2002.
(4) Incorporated by reference from an exhibit to Form 8-K filed on January 9,
    2007
(5) Incorporated by reference from an exhibit to Form 8-K filed on March 22,
    2007

         (b)      Reports on Form 8-K:

                  (i) Form 8-K dated April 6, 2006 and filed January 8, 2007 and incorporated herein by reference, Entry into Agreement with Phoenix Technology Holdings Incorporated.

                  (ii) Form 8-K dated November 29, 2006 and filed January 9, 2007 and incorporated herein by reference, Amendment to Articles of Incorporation to increase the authorized shares to 500,000,000 at $.001.

                  (iii) Form 8-K dated December 22, 2006 and filed March 22, 2007 and incorporated herein by reference, Articles of Conversion Changing SCHIMATIC Cash Transactions Network.com, Inc. from a Florida Corporation to a Nevada Corporation.


                 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES


         The following is a summary of the fees billed to the Company by its principal accountants during the fiscal years ended December 31, 2006 and December 31, 2005.

Fee Category                               2006                        2005
--------------------------------------------------------------------------------
Audit Fees                               $15,800                     $15,800
Audit-Related Fees                          $0                          $0
Tax Fees                                    $0                          $0
All Other Fees                              $0                          $0

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

                                  SCHIMATIC Cash Transactions Network.com, Inc.


Dated:  February 8, 2008          /s/ Miki Radivojsa
                                  ---------------------------------------
                                  Miki Radivojsa, President and
                                  Chief Executive Officer


Dated:  February 8, 2008          /s/ Bernard F. McHale
                                  ---------------------------------------
                                  Bernard F. McHale
                                  Treasurer (Chief Financial Officer)

                                     PART II

                          Item 7. FINANCIAL STATEMENTS

                                   FORM 10-KSB

                  SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.


                        CONSOLIDATED FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 2006 AND 2005

      Together With Report of Independent Registered Public Accounting Firm

                        (Amounts expressed in US Dollars)


                                TABLE OF CONTENTS


Report of Independent Registered Public Accounting Firm .....................F-2

Consolidated Balance Sheets as of December 31, 2006 and 2005.................F-3

Consolidated Statements of Operations and Comprehensive Loss for
the years ended December 31, 2006 and 2005...................................F-4

Consolidated Statements of Changes in Stockholders' Deficiency
for the years ended December 31, 2006 and 2005...............................F-5

Consolidated Statements of Cash Flows for the years ended
December 31, 2006 and 2005...................................................F-7

Notes to Consolidated Financial Statements...................................F-9

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS
TORONTO o MONTREAL

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Schimatic Cash Transactions Network.Com, Inc.


We have audited the accompanying consolidated balance sheets of Schimatic Cash Transactions Network.Com, Inc. (the "Company") as at December 31, 2006 and 2005 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders' deficiency for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, based on our audits, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Schimatic Cash Transactions Network.Com, Inc. as of December 31, 2006 and 2005, and the results of its operations and comprehensive loss and its cash flows for the years ended December 31, 2006 and 2005, in accordance with generally accepted accounting principles in the United States of America.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred net losses since inception. Additionally, the Company has a net working capital deficiency and stockholders' deficiency. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                 "SCHWARTZ LEVITSKY FELDMAN LLP"

Toronto, Ontario, Canada                                   Chartered Accountants
January 14, 2008                                     Licensed Public Accountants




      1167 Caledonia Road
      Toronto, Ontario M6A 2X1

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Consolidated Balance Sheets
As of December 31, 2006 and 2005
(Amounts expressed in US Dollars)

                                                                              2006                 2005
                                                                               $                    $
                                            ASSETS
                                            ------
CURRENT ASSETS:
  Cash                                                                          9,006               11,542
  Prepaid Expenses and other                                                   10,720               42,499
                                                                          -----------          -----------
      TOTAL CURRENT ASSETS                                                     19,726               54,041
                                                                          -----------          -----------
      TOTAL ASSETS                                                             19,726               54,041
                                                                          ===========          ===========
               LIABILITIES AND SHAREHOLDERS' DEFICIENCY
               ----------------------------------------
CURRENT LIABILITIES:
  Accounts payable - Vendor (note 11)                                       2,218,200            1,963,800
  Accounts payable - other                                                  1,566,606            7,166,788
  Accounts Payable-Phoenix (note 16)                                        8,387,164                    -
  Accrued wages and payroll taxes (note 14)                                 1,526,550            1,499,196
  Deferred compensation (note 7)                                            5,959,206            4,182,715
  Loans - CEO America (note 6)                                                150,000              150,000
  Loans -Phoenix (note 16)                                                    110,490                    -
  Amounts owed to employees and officers (notes 3 and 4)                    2,003,500            1,337,027
  Short term loans (note 12)                                                      500                  500
  Convertible notes payable (including amounts owed to officers
  $0 prior year $1,220,462 (note 5))                                          237,000            2,991,316
                                                                          -----------          -----------
      TOTAL CURRENT LIABILITIES                                            22,159,216           19,291,342
                                                                          -----------          -----------

GOING CONCERN (note 2)
COMMITMENTS AND CONTINGENCIES (notes 13, 14, 16, 17 and 19)
RELATED PARTY TRANSACTIONS (note 18)

SHAREHOLDERS' DEFICIENCY (note 9):
  Common stock - $.001 par value; 500,000,000 shares
    authorized; 209,238,182 shares issued and outstanding                     209,238              193,274
                (2005: 193,274,003)
  Additional paid-in capital                                               60,921,925           60,006,504
  Common stock subscription receivable                                              -             (175,000)
  Common stock subscribed                                                           -              200,000
  Deficit                                                                 (83,270,653)         (79,462,079)
                                                                          -----------          -----------
      TOTAL SHAREHOLDERS' DEFICIENCY                                      (22,139,490)         (19,237,301)
                                                                          -----------          -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                           19,726               54,041
                                                                          ===========          ===========

                       The accompanying notes are an integral part of these consolidated financial statements.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Consolidated Statements of Operations and Comprehensive Loss
Years Ended December 31, 2006 and 2005
(Amounts expressed in US Dollars)

                                                                            For the Years Ended
                                                                                December 31,
                                                                  ----------------------------------------
                                                                       2006                       2005
                                                                       ----                       ----
REVENUES :                                                        $     131,357              $           -
                                                                  -------------              -------------
EXPENSES:
  Selling, general and administrative                                 1,339,004                  2,951,119
  Interest expense                                                    2,600,927                  4,690,950
                                                                  -------------              -------------
      TOTAL EXPENSES                                                  3,939,931                  7,642,069
                                                                  -------------              -------------
NET LOSS                                                             (3,808,574)                (7,642,069)
                                                                  =============              =============
NET LOSS PER SHARE, BASIC AND DILUTED                             $       (0.02)             $       (0.04)

                                                                  =============              =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING, BASIC AND DILUTED                                    195,412,535                181,736,272
                                                                  =============              =============

COMPREHENSIVE LOSS
The components of comprehensive loss are as follows:

Net loss                                                          $  (3,808,574)             $  (7,642,069)
Other comprehensive income (loss) foreign currency
Translation                                                                   -                          -
Comprehensive Loss                                                $  (3,808,574)             $  (7,642,069)

                       The accompanying notes are an integral part of these consolidated financial statements.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.

Consolidated Statements of Changes in Stockholders' Deficiency
For the years ended December 31, 2006 and December 31, 2005
(Amounts expressed in US dollars)

                                                                                       Common     Common
                                                    Common Stock    Additional          Stock      Stock
                                         Number of                     Paid-in   Subscription      to be
                                            Shares        Amount       Capital     Receivable     Issued      Deficit         Total
                                                               $             $              $          $            $             $
(1)  BALANCE,  December 31, 2004       165,714,436       165,714    57,616,113       (250,000)   500,000  (71,820,010)  (13,788,183)

     Issuance of stock for services
     rendered:
     ($0.05 per share, February)           250,000           250        12,250                                      -        12,500
     ($0.05 per share, May)                  1,050             1            52                                                   53
     ($0.048 per share, June)              100,000           100         4,650                                                4,750
     ($0.06 per share, December)            88,669            89         5,231                                                5,320
     Issue of stock in lieu of
     interest payments:
     ($0.082 per share, May)            22,934,690        22,935     1,861,894                                            1,884,829
     Issue of stock for cash:
     ($0.07 per share, March)               70,355            70         4,855                                                4,925
     ($0.068 per share, March)             369,550           370        24,590                                               24,960

     ($0.07 per share, April)              100,000           100         6,900                                                7,000
     ($0.09 per share, April)              100,000           100         8,900                                                9,000
     ($0.05 per share, May)                248,000           248        12,152                                               12,400
     ($0.056 per share, May)                23,571            23         1,297                                                1,320
     ($0.07 per share, May)                142,857           143         9,857                                               10,000
     ($0.08 per share, May)                125,000           125         9,875                                               10,000
     ($0.09 per share, May)                 47,968            48         4,269                                                4,317
     ($0.123 per share, May)               150,000           150        18,225                                               18,375
     ($0.30 per share, May)              1,000,000         1,000       299,000                  (300,000)                         -
     ($0.068 per share, May)                13,450            13           895                                                  908
     ($0.08 per share, June)                62,500            63         4,937                                                5,000
     ($0.05 per share, June)               800,000           800        39,200                                               40,000
     ($0.05 per share, June)               100,000           100         4,900                                                5,000
     ($0.09 per share, June)                50,000            50         4,450                                                4,500
     ($0.05 per share, July)               200,000           200         9,800                                               10,000
     ($0.05 per share, July)               200,000           200         9,800                                               10,000
     ($0.06 per share, September)           58,413            58         3,447                                                3,505
     ($0.05 per share, October)            323,494           324        15,851                                               16,175
     Common stock subscription
     received                                    -             -             -         75,000                                75,000
     Stock option compensation                   -             -        13,114              -          -                     13,114
     Net Loss                                    -             -             -              -          -   (7,642,069)   (7,642,069)
     BALANCE,  December 31, 2005       193,274,003       193,274    60,006,504       (175,000)   200,000  (79,462,079)  (19,237,301)

                       The accompanying notes are an integral part of these consolidated financial statements.


SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.

Consolidated Statements of Changes in Stockholders' Deficiency
For the years ended December 31, 2006 and December 31, 2005
(Amounts expressed in US dollars)

     Issuance of stock for services
     rendered:
     ($0.05 per share, February)         2,000,000         2,000        98,000                                              100,000
     ($0.05 per share, July)               200,000           200         9,800                                               10,000
     ($0.07 per share, August)           1,000,000         1,000        69,000                                               70,000
     ($0.05 per share, December)         3,000,000         3,000       147,000                                              150,000
     ($0.07 per share, December)           709,687           710        48,969                                               49,679
     ($0.048 per share, December)        1,153,333         1,153        54,265                                               55,418
     ($0.10 per share, December)           540,000           540        53,460                                               54,000
     ($0.046 per share, December)        1,307,080         1,307        58,277                                               59,584
     ($0.07 per share, December)         4,000,000         4,000       276,000                                              280,000
     ($0.05 per share, December)         2,054,079         2,054       100,650                                              102,704
     Adjustment of stock to be issued
     with payables to Phoenix                                                                   (200,000)                  (200,000)
     Common stock subscription
     received                                                                         175,000                               175,000
     Net Loss                                                                                              (3,808,574)   (3,808,574)
     BALANCE,  December 31, 2006       209,238,182       209,238    60,921,925              -          -  (83,270,653)  (22,139,490)





                       The accompanying notes are an integral part of these consolidated financial statements.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Consolidated Statement of Cash Flows
Years Ended December 31, 2006 and 2005
(Amounts expressed in US Dollars)

                                                                     For the Years Ended
                                                                          December 31,
                                                            -------------------------------------
                                                                   2006                 2005
                                                            -------------------------------------
                                                                    $                    $
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       (3,808,574)          (7,642,069)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock option compensation                                               -               13,114
Common stock issued for services
and compensation                                                  931,384               22,623
Common stock issued for interest expense                                -            1,884,829
Changes in current assets and liabilities:
Prepaid Expenses and other                                         31,778               16,073
Accounts payable and accrued expenses                           2,497,435            5,185,827
                                                            -------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES              (347,976)            (519,603)
                                                            -------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) loans payable - shareholders              -             (197,385)
Proceeds from loans payable-Phoenix                                88,000                    -
Proceeds from notes payable                                        82,440              225,000
Proceeds from common stock subscription
Received                                                          175,000               75,000
Sales of common stock                                                   -              197,385
Amounts owed to employees and officers                                  -              217,059
                                                            -------------------------------------
NET CASH PROVIDED BY  FINANCING ACTIVITIES                        345,440              517,059
                                                            -------------------------------------
NET DECREASE IN CASH                                               (2,536)              (2,544)

CASH AT BEGINNING OF PERIOD                                        11,542               14,086
                                                            -------------------------------------
CASH AT END OF PERIOD                                               9,006               11,542
                                                            -------------------------------------

   The accompanying notes are an integral part of these consolidated financial statements.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Consolidated Statement of Cash Flows
Years Ended December 31, 2006 and 2005
(Amounts expressed in US Dollars)

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------

                                                         For the Years Ended
                                                            December 31,
                                                            ------------
                                                         2006           2005
                                                         ----           ----
  Cash paid during the year for:
    Interest                                         $    9,000     $    9,000
    Taxes                                                52,870              0
    Total                                            $   61,870     $    9,000
                                                     ==========     ==========

NON-CASH FINANCING AND INVESTING ACTIVITIES:
--------------------------------------------


  Issuance of common stock for interest              $        -     $1,884,829
                                                     ==========     ==========


The accompanying notes are an integral part of these consolidated financial statements.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(Amounts expressed in US Dollars)

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

The Company was previously in the development stage and commenced operations in its planned line of business during the end of first quarter of 2006. On April 6, 2006, the Company entered into a License Agreement with Phoenix Technology Holdings Incorporated, a Turks and Caicos Islands company. Under the terms of the agreement, the Company granted Phoenix an exclusive license to use the Company's technology.

NOTE 2- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going Concern
-------------

The accompanying financial statements have been prepared according to United States Generally Accepted Accounting Principles. The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred net losses of $83,270,653 since inception. Additionally, the Company had a net working capital deficiency of $22,139,490 and a total shareholders' deficiency of $22,139,490 at December 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of December 31, 2006, current liabilities are substantially past due. In the event demands are made upon the Company which cannot be met and the associated creditors successfully pursue action against the Company, the Company could be exposed to additional costs of legal fees, interest or penalties, and may be forced to take other defensive actions, including filing for bankruptcy.

The Company has been able to finance its operations primarily by raising capital through the private placement of common stock and the issuance of convertible debt.

On April 6, 2006, the Company entered into a License Agreement with Phoenix Technology Holdings Incorporated, a related Turks and Caicos Islands company. Under the terms of the agreement, the Company granted Phoenix an exclusive license to use the Company's technology. Also, certain portions of the Company's debt, including a significant portion of the Senior Secured Convertible Notes, unpaid amounts owing to Airos Group for services rendered, and accrued salaries were assumed by Phoenix and ceased accruing additional interest. In order to maintain exclusivity, the Agreement calls for certain performance targets to be met on an annual basis by Phoenix. As of April 18, 2007, the targets for the first year were met.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(Amounts expressed in US Dollars)

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

Software Development Costs
--------------------------

Software development costs are expensed as incurred until technology feasibility has been established. The Company defines the establishment of technological feasibility as the completion of all planning, designing, coding and testing activities that are necessary to establish products that meet design specifications including functions, features and technical requirements. Costs incurred by us between completion of the working model and the point at which the product is ready for general release have not been significant. Accordingly, no costs have been capitalized to date.

Revenue Recognition
-------------------

The Company has granted an exclusive license to Phoenix Technology Holding Incorporated ("Phoenix"), to use, sub-license, reproduce, manufacture, distribute, sell, and otherwise commercially exploit the technology at its own costs, with no costs to be borne by the Company. Software revenue recognition exists if an arrangement or contract to deliver software does not require substantial customization, modification, or production of the software by the Company. If and when the arrangement or contract will involve more than one element, revenue recognition will be applied to each element separately. For arrangements that do require substantial customization, modification, or production of the software, paragraph 7 of SOP 97-2 mandates that the entire arrangement be accounted for in conformity with Accounting Research Bulletin
(ARB) 45 and SOP 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts. Similarly to SFAC 5, paragraphs 14 through 33 of SOP 97-2 detail four recognition criteria. These paragraphs detail the four basic criteria needed for software revenue recognition: (1) persuasive evidence that an arrangement exists, (2) delivery has occurred, (3) the vendor's fee is fixed or determinable, and (4) collectability is probable. The Company recognizes revenue based on the licensing contract with Phoenix where the revenues are calculated at specified percentages of the revenues earned by Phoenix through sub-licensing, professional services and transactions fees earned from the sale and use of the technology.

Research and Development Costs
------------------------------
Research and development expenditures are charged to expense as incurred, unless such costs are expected to be reimbursed. The Company capitalizes costs related to acquired technologies that have achieved technological feasibility and have alternative uses. Research and development expenses totaled approximately $125,122 and $1,643,055 for the years ended December 31, 2006 and 2005, respectively.

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(Amounts expressed in US Dollars)

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

Stock-Based Compensation
------------------------
In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123 (R)). SFAS 123 (R) requires companies to recognize compensation cost for employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company adopted the provisions of SFAS 123 (R) on January 1, 2006 using the "modified prospective" application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. As a result of using this method, the consolidated financial statements for the year ended December 31, 2005 were not restated for the impact of stock-based compensation expense. Awards granted after December 31, 2005 are valued at fair value in accordance with the provisions of SFAS 123 (R) and recognized on a straight line basis over the service periods of each award.

Had expense for the Company's stock- based compensation plans been determined based on the grant-date fair value for 2005, consistent with the provisions of SFAS 123 (R), the Company's reported and proforma net loss and net loss per share for the year ended December 31, 2005 would be as follows:

                                                                          Year ended

                                                                      December 31, 2005
                                                                      -----------------
         Net Loss-as reported                                           $(7,642,069)

         Add:Proforma stock-based compensation expense-as
         If grant date fair value had been applied to all
         Stock -based payment awards                                    $    13,114

             Less: Stock based compensation as reported                 $   (13,114)

         Net loss-proforma for stock based compensation
         expense                                                        $(7,642,069)

         Net loss per share-basic, as reported                          $     (0.04)

         Net loss per share-basic, proforma for stock- based
         Compensation expense                                           $     (0.04)

As of December 31, 2006 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.
No options were granted during the year ended December 31, 2006 under the Company's stock-option plan.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(Amounts expressed in US Dollars)

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

Loss per Common Share
---------------------
Basic and diluted loss per share has been calculated based upon the weighted average number of common shares outstanding and excludes any potentially dilutive securities. Stock options and convertible notes have been excluded as common stock equivalents in the computation of diluted loss per share since the results would be anti-dilutive. Obligations to issue additional shares, which could potentially dilute earnings per share, were approximately 253,900,000 at December 31, 2006 and 147,800,000 at December 31, 2005.

Use of Estimates
----------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The main areas of estimates include the calculation of stock based compensation, accrued liabilities and valuation allowance

Fair Value of Financial Instruments
-----------------------------------
The Company's financial instruments consist primarily of cash, notes payable and Accounts payable and accrued expenses, which approximate fair value because of their short maturities. The Company's notes payable approximate the fair value of such instruments based upon management's best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31,2006.

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(Amounts expressed in US Dollars)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Pronouncements
---------------------
SFAS 153 - Exchanges of Non-monetary Assets -- an amendment of APB Opinion No.
29. The guidance in APB Opinion No. 29, Accounting for Non-monetary Transactions, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The company believes that this standard would not have a material impact on its financial position, results of operations or cash flows.

SFAS 123R - In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"). SFAS 123R revises FASB Statement No. 123 "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees". SFAS 123R requires all public and non-public companies to measure and recognize compensation expense for all stock-based payments for services received at the grant-date fair value, with the cost recognized over the vesting period (or the requisite service period). SFAS 123R is effective for non-small business issuers for all interim periods beginning after June 15, 2005. SFAS 123R is effective for small business issuers for all interim periods beginning after December 15, 2005. As such, the Company is required to adopt these provisions commencing January 1, 2006. The Company adopted the provisions of SFAS 123 (R) on January 1, 2006 using the "modified prospective" application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of December 31, 2005 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings.

SFAS 154- In May 2005, the FASB issued Statement of Financial Accounting Standard No 154, "Accounting Changes and Error Corrections," (SFAS 154) effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS 154 replaces APB Opinion 20 and SFAS 3. Among other changes, SFAS 154 requires retrospective application to prior periods financial statements of changes in accounting principle, unless it is impractical to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. The adoption of SFAS 154 will only affect the Company's financial condition or results of operations if it has such changes or corrections of errors in the future.
SFAS 155 - In February 2006, the FASB issued SAFS No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS is an amendment to SFAS 133 and 140. SFAS 155 improves financial reporting by eliminating the exception from applying SFAS 133 to interest in securitized financial assets so similar instruments are accounted for similarly regardless of the form of instruments. SFAS 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of SFAS 155 to have an impact on its financial position or results of operation.

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(Amounts expressed in US Dollars)

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

SAB 108 - In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" (SAB 108). SAB 108 requires companies to evaluate the materiality of identified unadjusted errors on each financial statement and related financial statement disclosure using both the "rollover" approach and the "iron curtain" approach. The rollover approach quantifies misstatements based on the amount of the error in the current-year financial statement whereas the iron curtain approach quantifies misstatements based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, irrespective of the misstatement's year(s) of origin. Financial statements would require adjustment when either approach results in quantifying a misstatement that is material. SAB 108 is effective for interim periods of the first fiscal year ending after November 15, 2006.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(Amounts expressed in US Dollars)

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

NOTE 5 - CONVERTIBLE NOTES PAYABLE

At December 31, 2006, secured convertible notes payable of $ 237,000 (2005: $ 2,991,316) bear interest at a rate of 12% annually and are secured by Company's intellectual property. The notes mature at various dates extending through September 2004. In a letter to Note holders on December 30, 2004, the Company advised all note holders that there had been a technical delay in conversion to Common Stock, and that notes would be extended on a month-by-month basis until resolution. The issue was resolved on November 30, 2006 when the number of authorized shares was increased.

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

At December 31, 2006, these notes are convertible into 4,740,000 shares of common stock (2005: 59,826,325).

On April 6, 2006, Noteholders holding notes valued at $2,811,316 plus accrued interest of $1,275,257 elected to assign their notes to Phoenix Technology Holdings Inc., a related company (see Note 16). This assigned debt is convertible into 81,731,460 shares of common stock of the Company.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(Amounts expressed in US Dollars)

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

At December 31, 2006, deferred compensation, if the holders so elect, is convertible into stock options totaling 42,316,648 shares (2005: 22,212,917 shares) of common stock which are potentially dilutive to earnings per share.

NOTE 8 - INCOME TAXES

At December 31, 2006, the Company has available unused net operating loss carryovers of approximately $71,500,000 that may be applied against future taxable income and expire at various dates through 2026. The Company has a deferred tax asset arising from such net operating loss deductions and has recorded a valuation allowance for the full amount of such deferred tax asset since the likelihood of realization of the tax benefits cannot be determined. These losses may be subject to substantial limitations as a result of IRC
Section 382 rules governing changes in control.

Further, the Company has not filed any federal, state or local income or franchise tax returns for the years ended December 31, 2006, 2005, 2004, 2003, 2002 and 2001. Such failure may have a material adverse effect on the amount of any net operating loss carry forwards and may subject the Company to fines.

         Deferred tax asset:                              2006              2005

           Net operating loss carry forward          $ 28,600,000      $ 27,040,000
           Valuation allowance                        (28,600,000)      (27,040,000)
                                                     ------------      ------------

              Net Deferred Tax Asset                 $          -      $          -
                                                     ============      ============

Reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the year ended December 31, 2006 is as follows:
------------------------------------------------------------------------------
                                              December 31, 2006
------------------------------------------------------------------------------

------------------------------------------------------------------------------
Statutory Federal and State Income Tax Rate    40.0%
------------------------------------------------------------------------------
Valuation Allowance                           (40.0%)
------------------------------------------------------------------------------

For the year ended December 31, 2006, the valuation allowance increased approximately $1,560,000.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(Amounts expressed in US Dollars)

NOTE 9 - SHAREHOLDERS' DEFICIENCY

Equity Transactions
-------------------
2006
----

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

On December 15, 2006, the Company issued 709,687 common shares in exchange for past services valued at $49,679. The shares were issued at $0.07.

On December 16, 2006, the Company issued 1,153,333 common shares in exchange for past services valued at $55,418. The shares were issued at $0.048.

On December 20, 2006, the Company issued 540,000, 1,307,080, 4,000,000 and
2,054,079 common shares in exchange for past services valued at $54,000, $59,584, $280,000 and $102,704, respectively. The shares were issued at $0.10, $0.046, $0.07 and $0.05, respectively.

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(Amounts expressed in US Dollars)

NOTE 9 - SHAREHOLDERS' DEFICIENCY (Continued)

Equity Transactions (Continued)
-------------------------------

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


Authorized Shares
-----------------
As at December 31, 2006, the Company is authorized to issue 500,000,000 shares of common stock. At December 31, 2006, the Company had common stock shares outstanding of 209,238,182 and an additional 253,886,081 shares issuable upon the conversion of stock options, convertible debt and deferred compensation.

Effective November 29, 2006, the Board of Directors of the Company approved amendments to the Articles of Incorporation to adopt an increase in the Company's common stock from 200,000,000 to 500,000,000 shares. Furthermore, during a special meeting of the Board of Directors on July 20, 2007, the Board voted to approve a resolution to increase the number of authorized shares to 600,000,000. (Refer subsequent events).

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

The Company did not issue any stock options during the year 2006. The fair value of options is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for stock options granted during the year 2005: annual dividends of $0; expected volatility range of 51.78% to 58.02%, risk-free interest rate of 3.0%; and expected life of five to ten years. The estimated weighted - average fair values of stock options granted to employees, officers and directors during the year 2005 was approximately $.03. The market price of shares during the time of grants ranged from $0.05 to $0.07.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(Amounts expressed in US Dollars)

NOTE 10 - STOCK OPTION PLAN (Continued)

                                                     Stock Options
                                                ------------------------
                                                                Weighted
                                                                Average
                                                                Exercise
                                                  Shares         Price
                                                  ------         -----
         Outstanding at December 31, 2004       48,425,299       $0.11
             Granted                               400,000        0.06
           Exercised                                     -           -
           Cancelled                            (7,142,470)      $0.17
         Outstanding at December 31, 2005       41,682,829       $0.11
             Granted                                     -           -
           Exercised                                     -           -
           Cancelled                            (4,766,296)      $0.14
         Outstanding at December 31, 2006       36,916,533       $0.10
On March 3, 2006, the Company cancelled 1,937,333 options that had been issued to a past employee. On April 3, 2006, the Company cancelled 1,301,667 options that had been issued to a past employee. On December 15, 2006 and December 16, 2006, the Company cancelled 527,296 and 1,000,000 options, respectively, that had been issued to consulting companies for services rendered.
The following table summarizes the Company's stock options outstanding and exercisable at December 31, 2006:

                                      Options Outstanding                            Options Exercisable
                            ----------------------------------------            ----------------------------
                                             Weighted
                                              Average      Weighted                               Weighted
                                             Remaining     Average                                Average
Range of Exercise               Number      Contractual    Exercise                Number         Exercise
     Prices                  Outstanding       Life         Price                Exercisable        Price
     ------                  -----------       ----         -----                -----------        -----
                            (In Thousands)  (In Years)                         (In Thousands)
$0.00 - $0.23                   34,603          2.22        $0.08                  34,603           $0.08
$0.48 - $0.49                    2,314          3.63        $0.48                   2,314           $0.48
                                ------                                             ------
                                36,917                                             36,917
                                ======                                             ======

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(Amounts expressed in US Dollars)

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

In June 2001, the Company reached a settlement and agreed to reduce the balance of accounts payable to them by $770,000, to $1,200,000. The agreement resulted in an extraordinary gain from settlement of $770,000. The agreement also calls for the return to the Company of 2,100,000 shares of common stock placed in escrow as collateral for the obligation. The agreement permits the Company to repay the remaining amount over a period of time as long as fifteen months, starting no later than September 30, 2001. The amounts expected to be repaid will increase from $70,000 per month in September 2001 to $90,000 per month through December 2002. During 2001, the Company made two of the four payments due in 2001 which totaled to $140,000. The unpaid balance is $2,218,200, including accrued interest charges of $1,158,200 as of December 31, 2006. In December 2003, the Company received certificates for the return of all of the 2,100,000 shares of common stock which were then cancelled.

NOTE 12 - SHORT TERM LOANS

These short term loans and advances are non-interest bearing and were converted to stock in 2007.

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(Amounts expressed in US Dollars)

NOTE 13 - LITIGATION AND SETTLEMENT OF CLAIMS (Continued)

James E. Biorge and Jami Biorge
-------------------------------

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

Richard Hauge and John Hipsley
------------------------------

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

On March 18, 2005, Richard Hauge and John Hipsley initiated an action against the Company in the Third Judicial District Court, Salt Lake County, State of Utah (Case # 050905213) alleging the Company breached prior employment and settlement agreements. On July 16, 2007, Richard Hauge and the Company entered into a separate Settlement Agreement, and the Company continues to vigorously defend itself in the matter against John Hipsley.

Other Creditors
---------------

From time to time, the Company is threatened by creditors to initiate litigation to collect amounts owed by the Company and reported on its financial statements. In cases in which litigation is threatened or initiated, the Company seeks to negotiate a settlement or forbearance agreement.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(Amounts expressed in US Dollars)

NOTE 13 - LITIGATION AND SETTLEMENT OF CLAIMS (Continued)

Joseph E. Diamond
-----------------

On February 19, 2004, Joseph E. Diamond was appointed Senior Vice-President of Administration and Finance. In addition to these duties, on November 12, 2004 Mr. Diamond was elected CEO of the Company. Mr. Diamond was relieved as CEO of the Company and resigned his previous position on December 16, 2004. On January 26, 2005, Therese Diamond (Mr. Diamond's spouse) filed a complaint against the Company in the Superior Court of California, County of Los Angeles bearing case number LC-070391 and on February 4, 2005 Joseph Diamond filed a complaint against the Company in the Superior Court of California, County of Los Angeles bearing case number LC-070495. On February 3, 2006, the parties entered into a Settlement and Release Agreement under which the Company agreed to issue 7,250,000 shares of common stock (see Note 9 - Stockholder's Deficiency and Note 22 - Subsequent Events) which resolved the matters and they were subsequently dismissed by the Courts. The amount was recorded as a Deferred Compensation liability in the amount of $462,500.

Retention Management Group, Inc.
--------------------------------

On July 25, 2004, the Company entered into a Licensing Agreement with Retention Management Group, Inc.(RMG), a Barbados company, in which RMG was granted a license to market, distribute and sublicense SCTN applications and products. On March 10, 2006, the Company asserted claims against RMG in case no. A518577 filed in the Eighth Judicial District Court of Nevada, Clark County. On May 31, 2006, the Company and RMG entered into a Settlement Agreement and Release. Under the terms of this agreement, the Company agreed to pay RMG $ 90,000, and the Licensing Agreement between the Company and RMG was terminated. Accordingly, case no. A518577 was dismissed by the Court on June 23, 2006. The settlement was paid by Phoenix Technologies and is recorded as a liability to Phoenix.

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(Amounts expressed in US Dollars)

NOTE 14 - PAYROLL TAXES

Internal Revenue Service
------------------------

The Company's wholly owned subsidiary, IC One, Inc., has received notification from the Internal Revenue Service that IC One has an unpaid liability for employment taxes and amounts withheld from employees' wages for the periods from July 1, 1999, through September 30, 2001. IC One erroneously filed an employer tax report for the quarter ended September 30, 2001, even though it did not have any employees and paid no payroll after June 30, 2001. Accordingly, IC One was not required to make federal tax deposits for the periods after June 30, 2001. The Internal Revenue Service has filed tax liens against the Company with respect to such amounts outstanding. As of December 31, 2006, the aggregate amount owed by IC One, together with applicable penalties and interest, for the period from July 1, 1999, through June 30, 2001, was approximately $1,347,524. The Company is attempting to negotiate with the Internal Revenue Service regarding payment of the amounts owed by IC One.

The total amount of unpaid employment taxes owed by the Company was approximately $1,347,524 (including interest and penalties of approximately $447,910). The Company continues to work with the Internal Revenue Service via the appeals process to resolve its outstanding liability. The Company does not believe that the liability will hinder the progress of the Company.

Utah State Tax Commission
-------------------------

The State of Utah has filed tax liens against the Company of approximately $58,332 as of December 31, 2006, for unpaid employee withholding taxes and related amounts.

California Employment Development Corporation
---------------------------------------------

The State of California has filed tax liens against the Company for unpaid employee withholding taxes and related amounts aggregating approximately $77,721as of December 31, 2006.

Nebraska Department of Revenue
------------------------------

The State of Nebraska has filed tax liens against the Company for unpaid employee withholding taxes and related amounts aggregating approximately $5,864 as of December 31, 2006. On June 26, 2007, the Company paid its tax obligation to the State of Nebraska in full.

NOTE 15 - STRATEGIC ALLIANCES

The Company has established strategic alliances to market its products and services. (Refer Note 13 - Litigation for licensing agreement signed with Retention Management Group, Inc. and Note 16 for licensing agreement signed with Phoenix Technology Holdings, Inc.)

NOTE 16- PHOENIX TECHNOLOGY HOLDINGS, INC.

On April 6, 2006, the Company entered into a License Agreement with Phoenix Technology Holdings Incorporated, a related Turks and Caicos Islands company. Under the terms of the agreement, the Company granted Phoenix an exclusive license to use the Company's technology. Also, certain portions of the Company's debt, including a significant portion of the Senior Secured Convertible Notes, unpaid amounts owing to Airos Group for services rendered, and accrued salaries were assumed by Phoenix and ceased accruing additional interest. Further, the agreement provides for Phoenix to loan monies to the Company, at Phoenix's discretion at the rate of one percent (1%) per month, compounded monthly until paid in full. Any such loan shall be deducted from any payments due by Phoenix under the agreement. In order to maintain exclusivity, the Agreement calls for certain performance targets to be met. As of April 18, 2007, these targets have been met.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(Amounts expressed in US Dollars)

NOTE 17 - EMPLOYMENT AGREEMENTS

As of December 31, 2006, the Company was no longer obligated under any employment Agreements.

NOTE 18 - RELATED PARTY TRANSACTIONS

As of December 31, 2005 the Company was liable to executive officers and directors For secured convertible promissory notes for $1,220,462, with interest at 12%. Interest on such notes accrued approximated $189,000 for 2005. These notes were assigned to Phoenix Technology Holdings Inc. in April 2006 (see Note 16 - above). Also during 2006, a director maintained a current account with the Company to assist the Company meet its operating expenses. As of December 31, 2006, there was a receivable of $5,100 (2005: payable of $27,000) approximately from this director. The amount is recorded as an offset to Accounts Payable - Other, and was paid in March 2007.

Further, as per Note 16 (above), Phoenix agrees to loan monies to the Company at the rate of one percent (1%) per month, compounded monthly. As of December 31, 2006 there was a payable of $110,490 to Phoenix.

NOTE 19 - LEASE COMMITMENT

The Company leased office space under an operating lease, which expired in 2003. The Company now rents its principal executive offices at Las Vegas, Nevada on a month-to-month basis, for combined rent of $12,000 per year.

NOTE 20 - DELISTING AND LATE FILINGS

The Company did not file required reports with the SEC on a timely basis and was delisted from the OTC Bulletin Board (the "OTC"). The Company currently trades on the Pink Sheets.
The Company is also not current with its corporate income tax return filings. The Company's financial statements do not reflect a reserve for any potential fines or penalties that may result from such delisting or late filings.

NOTE 21-NEVADA CORPORATION

During a special meeting of the Board of Directors on November 30, 2006, the Board voted to approve a resolution to convert the Company from a Florida corporation to a Nevada corporation.

NOTE 22-SUBSEQUENT EVENTS

A)   Subsequent issue of common shares:

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(Amounts expressed in US Dollars)

NOTE 22-SUBSEQUENT EVENTS (Continued)

A)   Subsequent issue of common shares (Continued):

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

On July 9, 2007, the Company issued 306,908 common shares in exchange for cash valued at $58,000. The shares were issued at $0.19.

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

On September 26, 2007, the Company issued 200,000 common shares in exchange for cash valued at $25,000. The shares were issued at $0.125.

On September 26, 2007, the Company issued 160,000 common shares in exchange for cash valued at $25,000. The shares were issued at $0.156.

On October 30, 2007, the Company issued 400,000 common shares in exchange for cash valued at $40,000. The shares were issued at $0.10.

B)   Options
On March 9, 2007, the Company cancelled 21,161,876 options that had been issued to past employees.

On March 26, 2007 and March 28, 2007, the Company cancelled 2,861,958 and 1,038,615 options, respectively, that had been issued to past employees.

On July 16, 2007 the Company cancelled 4,098,333 options that had been issued to past employees.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(Amounts expressed in US Dollars)

NOTE 22-SUBSEQUENT EVENTS (Continued)

C) Events

Phoenix Technology Holdings, Inc.
--------------------------------

On April 6, 2006, the Company entered into a License Agreement with Phoenix Technology Holdings Incorporated, a related Turks and Caicos Islands company. Under the terms of the agreement, the Company granted Phoenix an exclusive license to use the Company's technology. Also, certain portions of the Company's debt, including a significant portion of the Senior Secured Convertible Notes, unpaid amounts owing to Airos Group for services rendered, and accrued salaries were assumed by Phoenix and ceased accruing additional interest. Further, the agreement provides for Phoenix to loan monies to the Company, at Phoenix's discretion, at the rate of one percent (1%) per month, compounded monthly until paid in full. Any such loan shall be deducted from any payments due by Phoenix under the agreement. In order to maintain exclusivity, the Agreement calls for certain performance targets to be met. As of April 18, 2007, these targets have been met.

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

Menalco, FZE and The International Investor, K.S.C.C.
-----------------------------------------------------

On August 30, 2007, The International Investor, K.S.C.C., a Kuwait-based company, initiated an action in the United States District Court for the District of Nevada, case # 07-CV-1178, in which the Company was named as a co-defendant, seeking damages in the amount of over $100,000,000. The allegations, which have not been proven in a court of law, include conspiracy in violation of statutes prohibiting racketeering, misappropriation of trade secrets, fraud, civil conspiracy to defraud, unjust enrichment, breach of contract, breach of fiduciary trust and unfair competition. The company filed its counter-claim on September 25, 2007 and plans to vigorously defend and counter sue TII for breach of contract, fraud, interference with contractual relations, misappropriation of trade secrets, conversion, unjust enrichment and to seek both compensatory and punitive damages well in excess of $20 million.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Notes to Consolidated Financial Statements
December 31, 2006 and 2005
(Amounts expressed in US Dollars)

NOTE 22-SUBSEQUENT EVENTS (Continued)

C) Events (Continued)

Statute-Barred Accounts Payable
-------------------------------

As of December 31, 2007, certain accounts payable of the Company are Statute-Barred under Utah law from being collected by creditors. However, under US GAAP, the Company still records them as a liability. As of December 31, 2007, the amount is approximately $2,530,000. This amount includes the $41,000 previously Statute-Barred as of December 31, 2006.


NOTE 23-ECONOMIC DEPENDENCE

On April 6, 2006, the Company entered into a License Agreement with Phoenix Technology Holdings Incorporated, a related Turks and Caicos Islands company. Under the terms of the agreement, the Company granted Phoenix an exclusive license to use the Company's technology. The total revenue of $131,357 during 2006 (prior year: $nil) is from this License Agreement. This is the Company's only source of revenue.

NOTE 24-SEGMENT INFORMATION

All assets of the Company are located are in the United States of America. For the fiscal year ended December 31, 2006, revenues were earned in the following countries:
United States of America     1.3%
Canada                      13.8%
Turks & Caicos Islands      84.9%

                  SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.


                    UNAUDITED QUARTERLY FINANCIAL STATEMENTS

First Quarter (through March 31, 2006)......................................F-29

Condensed Notes to First Quarter Financial Statements.......................F-34

Second Quarter (through June 30, 2006)......................................F-48

Condensed Notes to Second Quarter Financial Statements......................F-52

Third Quarter (through September 30, 2006)..................................F-66

Condensed Notes to Third Quarter Financial Statements.......................F-70

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Interim Consolidated Balance Sheets
As of March 31, 2006 and December 31, 2005
(Amounts expressed in US Dollars)

                                                                         (Unaudited)              (Audited)
                                                                           March 31,             December 31,
                                                                             2006                    2005
                                                                              $                       $
                                            ASSETS
                                            ------
CURRENT ASSETS:
  Cash                                                                         42,382              11,542
  Prepaid Expenses and other                                                   42,311              42,499
                                                                          -----------         -----------
      TOTAL CURRENT ASSETS                                                     84,693              54,041
                                                                          -----------         -----------
      TOTAL ASSETS                                                             84,693              54,041
                                                                          ===========         ===========
               LIABILITIES AND SHAREHOLDERS' DEFICIENCY
               ----------------------------------------
CURRENT LIABILITIES:
  Accounts payable - Vendor                                                 2,027,400           1,963,800
  Accounts payable - other                                                  7,342,841           7,166,788
  Accrued wages and payroll taxes (note 11)                                 1,514,210           1,499,196
  Deferred compensation                                                     5,424,054           4,205,411
  Loans - CEO America                                                         150,000             150,000
  Amounts owed to employees and officers (notes 5 and 6)                    1,314,331           1,314,331
  Short term loans                                                                500                 500
  Convertible notes payable (including amounts owed to officers
  $1,220,462 prior year $1,220,462)                                         3,048,316           2,991,316
                                                                          -----------         -----------
      TOTAL CURRENT LIABILITIES                                            20,821,652          19,291,342
                                                                          -----------         -----------


SHAREHOLDERS' DEFICIENCY (note 7):
  Common stock - $.001 par value; 200,000,000 shares
    authorized; 195,274,003 shares issued and outstanding                     195,274             193,274
                (2005: 193,274,003)
  Additional paid-in capital                                               60,104,504          60,006,504
  Common stock subscription receivable                                       (175,000)           (175,000)
  Common stock subscribed                                                     200,000             200,000
  Deficit accumulated                                                     (81,061,737)        (79,462,079)
                                                                          -----------         -----------
      TOTAL SHAREHOLDERS' DEFICIENCY                                      (20,736,959)        (19,237,301)
                                                                          -----------         -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                           84,693              54,041
                                                                          ===========         ===========

                             See condensed notes to interim unaudited consolidated financial statements.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.

Interim Consolidated Statements of Operations and Comprehensive Loss For the three month period Ended March 31, 2006 and 2005
(Amounts expressed in US Dollars)
(Unaudited)

                                                                     For the Quarter                For the Three Months
                                                                     Ended March 31,                   Ended March 31,
                                                            -------------------------------     -------------------------------
                                                                 2006               2005              2006             2005
                                                                 ----               ----              ----             ----
                                                                  $                  $                 $                $
EXPENSES:
  Selling, general and administrative (note 12)                   182,306           712,950           182,306           712,950
  Depreciation and amortization                                         -                 -                 -                 -
  Write-off of common stock subscription
    receivable                                                          -                 -                 -                 -
  Loss on impairment of intangible assets                               -                 -                 -                 -
  Interest expense                                              1,417,352           602,902         1,417,352           602,902
                                                            -------------     -------------     -------------     -------------
      TOTAL EXPENSES                                            1,599,658         1,315,852         1,599,658         1,315,852
                                                            -------------     -------------     -------------     -------------
LOSS BEFORE EXTRAORDINARY ITEM                                 (1,599,658)       (1,315,852)       (1,599,658)       (1,315,852)

EXTRAORDINARY ITEM - LOSS ON
  EXTINGUISHMENT OF DEBT                                                -                 -                 -                 -
                                                            -------------     -------------     -------------     -------------
NET LOSS                                                    $  (1,599,658)    $  (1,315,852)    $  (1,599,658)    $  (1,315,852)
                                                            =============     =============     =============     =============
NET LOSS PER SHARE, BASIC AND DILUTED                       $       (0.01)    $       (0.01)    $       (0.01)    $       (0.01)

                                                            =============     =============     =============     =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING, BASIC AND DILUTED                              193,970,632       165,801,515       193,970,632       165,801,515
                                                            =============     =============     =============     =============

COMPREHENSIVE LOSS
The components of comprehensive loss are as follows:

Net loss                                                    $  (1,599,658)    $  (1,315,852)
Other comprehensive income (loss) foreign currency
Translation                                                             -                 -
Comprehensive Loss                                          $  (1,599,658)    $  (1,315,852)

                             See condensed notes to interim unaudited consolidated financial statements.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.

Interim Consolidated Statements of Changes in Stockholders' Deficiency For the Periods Ended December 31, 2005 and March 31, 2006
(Amounts expressed in US dollars)

                                                                                 Common    Common
                                                Common Stock    Additional        Stock     Stock Deferred
                                       Number of                   Paid-in Subscription     to be  Compen-     Deficit
                                          Shares      Amount       Capital   Receivable    Issued   sation Accumulated        Total
     BALANCE,  December  31, 2004    165,714,436     165,714    57,616,113     (250,000)  500,000        - (71,820,010) (13,788,183)
     (Audited)

     Issuance of stock for
     services rendered:
     ($0.05 per share, February)         250,000         250        12,250                                                   12,500
     ($0.05 per share, May)                1,050           1            52                                                       53
     ($0.048 per share, June)            100,000         100         4,650                                                    4,750
     $0.06 per share, December            88,669          89         5,231                                                    5,320
     Issue of stock in lieu of
     interest payments:
     (0.082 per share, May)           22,934,690      22,935     1,861,894                                                1,884,829
     Issue of stock for cash:
     ($0.07 per share, March)             70,355          70         4,855                                                    4,925
     ($0.068 per share, March)           369,550         370        24,590                                                   24,960
     ($0.07 per share, April)            100,000         100         6,900                                                    7,000
     ($0.09 per share, April)            100,000         100         8,900                                                    9,000
     ($0.05 per share, May)              248,000         248        12,152                                                   12,400
     ($0.056 per share, May)              23,571          23         1,297                                                    1,320
     ($0.07 per share, May)              142,857         143         9,857                                                   10,000
     ($0.08 per share, May)              125,000         125         9,875                                                   10,000
     ($0.09 per share, May)               47,968          48         4,469                                                    4,317
     ($0.123 per share, May)             150,000         150        18,225                                                   18,375
     ($0.30 per share, May)            1,000,000       1,000       299,000               (300,000)                                -
     ($0.068 per share, May)              13,450          13           895                                                      908
     ($0.08 per share, June)              62,500          63         4,937                                                    5,000
     ($0.05 per share, June)             800,000         800        39,200                                                   40,000
     ($0.05 per share, June)             100,000         100         4,900                                                    5,000
     ($0.09 per share, June)              50,000          50         4,450                                                    4,500
     ($0.05 per share, July)             200,000         200         9,800                                                   10,000
     ($0.05 per share, July)             200,000         200         9,800                                                   10,000


                                                                                 Common    Common
                                                Common Stock    Additional        Stock     Stock Deferred
                                       Number of                   Paid-in Subscription     to be  Compen-     Deficit
                                          Shares      Amount       Capital   Receivable    Issued   sation Accumulated        Total
     BALANCE, December 31, 2005      193,274,003     193,274    60,006,504     (175,000)  200,000        - (79,462,079) (19,237,301)
     (Audited)
     Issuance of stock for services
     rendered:
     ($0.05 per share, February)       2,000,000       2,000        98,000                                                  100,000
     Net Loss                                                                                               (1,599,658)  (1,599,658)
     BALANCE, March 31, 2006         195,274,003     195,274    60,104,504     (175,000)  200,000        - (81,061,737) (20,836,959)
     (Unaudited)

                             See condensed notes to interim unaudited consolidatedfinancial statements.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Interim Statement of Cash Flows
Three months Ended March 31, 2006 and 2005
(Amounts expressed in US Dollars)
(Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                            -------------------------------------

                                                                 2006                  2005
                                                            -------------------------------------
                                                                  $                     $
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                       (1,599,658)          (1,315,852)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                                           -                    -
Stock option compensation                                               -               10,733
Adjustment for variable accounting of options
Amortization of deferred option compensation                            -                    -
Common stock issued for services
and compensation                                                  100,000               12,500
Common stock issued for interest expense                                -                    -
Common stock issued to settle CardOne
Claims
Common stock issued for directors' fees
Write-off of common stock subscription
receivable                                                              -                    -
(Gain) loss on extinguishment of debt                                   -                    -
Loss on impairment of assets                                            -                    -
Changes in current assets and liabilities:
Prepaid Expenses and other                                            188               (3,933)
Accounts payable and accrued expenses                           1,447,870            1,142,753

                                                            -------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                             (51,600)            (153,799)
                                                            -------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                                   -                    -
Acquisition of patents                                                  -                    -
Investment in real estate joint venture                                 -                    -

                                                            -------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                   -                    -
                                                            -------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) loans payable - shareholders              -              (29,885)
Loans - CEO America                                                     -                    -
Proceeds from notes payable                                        82,440              200,000
Proceeds from common stock subscription
Received                                                                -               50,000
Sales of common stock                                                   -               29,885
Amounts owed to employees and officers                                  -               54,300

                                                            -------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                          82,440              304,300
                                                            -------------------------------------

NET INCREASE (DECREASE) IN CASH                                    30,840              150,501

CASH AT BEGINNING OF PERIOD                                        11,542               14,086

                                                            -------------------------------------
CASH AT END OF PERIOD                                              42,382              164,587
                                                            -------------------------------------


     See condensed notes to interim unaudited consolidated financial statements.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the three months ended March 31, 2006, are not indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005.

The Company was previously in the development stage and commenced operations in its planned line of business during the end of first quarter of 2006. On April 6, 2006, the Company entered into a License Agreement with Phoenix Technology Holdings Incorporated, a Turks and Caicos Islands company. Under the terms of the agreement, the Company granted Phoenix an exclusive license to use the Company's technology.

NOTE 2- GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company and has incurred a net loss of $81,061,737 since inception. Additionally, the Company had a net working capital deficiency of $20,736,959 and a total shareholders' deficiency of $20,736,959 at March 31, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of March 31, 2006, current liabilities are substantially past due. In the event demands are made upon the Company which cannot be met and the associated creditors successfully pursue action against the Company, the Company could be exposed to additional costs of legal fees, interest or penalties, and may be forced to take other defensive actions, including filing for bankruptcy.

The Company has been able to finance its operations primarily by raising capital through the private placement of common stock and the issuance of convertible debt.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

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

In December 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS Statement No. 123". This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. We have adopted the increased disclosure requirements of SFAS No. 148 for the three month period ended March 31, 2006.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 4- STOCK BASED COMPENSATION (Continued)

The additional disclosures required by SFAS No. 148 are as follows:

                                                                For the Three Months          For the Three Months
                                                                   Ended March 31,               Ended March 31,
                                                                2006            2005          2006             2005
                                                                ----            ----          ----             ----
 Net loss attributable to common stockholders,
   as reported .........................................    $(1,599,658)   $ (1,315,852)  $(1,599,658)   $  (1,315,852)
 Add:  Stock-based employee compensation
   expense included in reported net income,
   net of related tax effect ...........................              -          10,733             -           10,733
 Less:  Total stock-based compensation
   expense determined under the Black-Scholes fair value
   based method of all awards* .........................              -         (10,733)            -          (10,733)
Pro forma net loss attributable to
   common stockholders .................................    $(1,599,658)   $ (1,315,852)  $(1,599,658)   $  (1,315,852)
                                                            ===========    ============   ===========    =============
 Basic and diluted net loss attributable to
   common stockholders
 As reported ...........................................    $     (0.01)   $      (0.01)  $     (0.01)   $       (0.01)
                                                            ===========    ============   ===========    =============



Pro forma ..............................................    $    (0.01)    $     (0.01)   $     (0.01)   $       (0.01)

No stock options were granted by the Company for the three month period ended March 31, 2006.


Loss Per Share

Basic and diluted loss per share has been calculated based upon the weighted average number of common shares outstanding and excludes any potentially dilutive securities. Stock options and convertible notes have been excluded as common stock equivalents in the computation of diluted loss per share since the results would be anti-dilutive. Obligations to issue additional shares, which could potentially dilute earnings per share, were approximately 163,000,000 at March 31, 2006.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 5 - AMOUNTS OWED TO OFFICERS

Loans payable to officers are non-interest bearing advances made on behalf of the Company that are unsecured and payable on demand.

NOTE 6 - AMOUNTS OWED TO EMPLOYEES

Amounts owed to employees are non-interest bearing advances made on behalf of the Company that are unsecured and payable on demand.

NOTE 7 - SHAREHOLDERS' DEFICIENCY

Equity Transactions
-------------------

Three months ended March 31, 2006
---------------------------------

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

NOTE 8- AUTHORIZED SHARES
-------------------------
As at March 31, 2006, the Company is authorized to issue 200,000,000 shares of common stock. At March 31, 2006, the Company had common stock shares outstanding of 195,274,003 and an additional 163,043,144 shares issuable upon the conversion of stock options, convertible debt and deferred compensation. As a result, the Company would exceed the authorized amount by 158,317,147. The Company would be required to seek shareholder approval to increase the shares authorized limits in order to satisfy its potential conversion of dilutive securities.

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 9 - STOCK OPTION PLAN (Continued)

No stock options were granted by the Company for the three month period ended March 31, 2006.

                                                     Stock Options
                                                ------------------------
                                                                Weighted
                                                                Average
                                                                Exercise
                                                  Shares         Price
                                                  ------         -----

     Outstanding at December 31, 2004           48,425,299       $0.11
         Granted                                   400,000       $0.06
       Exercised                                         -           -
       Cancelled                                (7,142,470)      $0.17
     Outstanding at December 31, 2005           41,682,829       $0.10
         Granted                                         -           -
       Exercised                                         -           -
       Cancelled                                (1,937,333)      $0.18
       Outstanding at March 31, 2006            39,745,496       $0.11


The following table summarizes the Company's stock options outstanding and exercisable at March 31, 2006:

                                      Options Outstanding                            Options Exercisable
                            ----------------------------------------            ----------------------------
                                             Weighted
                                              Average      Weighted                               Weighted
                                             Remaining     Average                                Average
Range of Exercise               Number      Contractual    Exercise                Number         Exercise
     Prices                  Outstanding       Life         Price                Exercisable        Price
     ------                  -----------       ----         -----                -----------        -----
                            (In Thousands)  (In Years)                         (In Thousands)
$0.00 - $0.23                   37,365          2.95        $0.08                  37,365           $0.08
$0.48 - $0.49                    2,380          4.37        $0.48                   2,380           $0.48
$0.64 - $0.80                        -             -            -                       -               -
                                ------                                             ------
                                39,745                                             39,745
                                ======                                             ======

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)


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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.

Condensed Notes to Interim Consolidated Financial Statements
March 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 10 - LITIGATION AND SETTLEMENT OF CLAIMS (Continued)

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

James E. Biorge and Jami Biorge
-------------------------------

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.

Condensed Notes to Interim Consolidated Financial Statements
March 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 10 - LITIGATION AND SETTLEMENT OF CLAIMS (Continued)

Richard Hauge and John Hipsley
------------------------------

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

NOTE 11 - PAYROLL TAXES

Internal Revenue Service
------------------------
The Company's wholly owned subsidiary, IC One, Inc., has received notification from the Internal Revenue Service that IC One has an unpaid liability for employment taxes and amounts withheld from employees' wages for the periods from July 1, 1999, through September 30, 2001. IC One erroneously filed an employer tax report for the quarter ended September 30, 2001, even though it did not have any employees and paid no payroll after June 30, 2001. Accordingly, IC One was not required to make federal tax deposits for the periods after June 30, 2001. The Internal Revenue Service has filed tax liens against the Company with respect to such amounts outstanding. As of March 31, 2006, the aggregate amount owed by IC One, together with applicable penalties and interest, for the period from July 1, 1999, through June 30, 2001, was approximately $1,350,000. The Company is attempting to negotiate with the Internal Revenue Service regarding payment of the amounts owed by IC One.
The total amount of unpaid employment taxes owed by the Company was approximately $1,350,000 (including interest and penalties of approximately $398,000). The Company continues to work with the Internal Revenue Service via the appeals process to resolve its outstanding liability. The Company does not believe that the liability will hinder the progress of the Company.

Other Creditors
---------------
From time to time, the Company is threatened by creditors to initiate litigation to collect amounts owed by the Company and reported on its financial statements. In cases in which litigation is threatened or initiated, the Company seeks to negotiate a settlement or forbearance agreement.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 11 - PAYROLL TAXES (Continued)

Internal Revenue Service
------------------------
The Company's wholly owned subsidiary, IC One, Inc., has received notification from the Internal Revenue Service that IC One has an unpaid liability for employment taxes and amounts withheld from employees' wages for the periods from July 1, 1999, through September 30, 2001. IC One erroneously filed an employer tax report for the quarter ended September 30, 2001, even though it did not have any employees and paid no payroll after June 30, 2001. Accordingly, IC One was not required to make federal tax deposits for the periods after June 30, 2001. The Internal Revenue Service has filed tax liens against the Company with respect to such amounts outstanding. As of March 31, 2006, the aggregate amount owed by IC One, together with applicable penalties and interest, for the period from July 1, 1999, through June 30, 2001, was approximately $1,350,000. The Company is attempting to negotiate with the Internal Revenue Service regarding payment of the amounts owed by IC One.
The total amount of unpaid employment taxes owed by the Company was approximately $1,350,000 (including interest and penalties of approximately $398,000). The Company continues to work with the Internal Revenue Service via the appeals process to resolve its outstanding liability. The Company does not believe that the liability will hinder the progress of the Company.

Utah State Tax Commission
-------------------------
The State of Utah has filed tax liens against the Company of approximately $57,000 as of March 31, 2006, for unpaid employee withholding taxes and related amounts.

California Employment Development Corporation
---------------------------------------------
The State of California has filed tax liens against the Company for unpaid employee withholding taxes and related amounts aggregating approximately $75,500 as of March 31, 2006.

Nebraska Department of Revenue
------------------------------
The State of Nebraska has filed tax liens against the Company for unpaid employee withholding taxes and related amounts aggregating approximately $5,700 as of March 31, 2006. On June 26, 2007, the Company paid its tax obligation to the State of Nebraska in full.

NOTE 12- SELLING GENERAL AND ADMINISTRATIVE EXPENSES

For the three month period ended March 31, 2006, selling, general and administrative expenses totaled $182,306.

NOTE 13 - STRATEGIC ALLIANCES

The Company has established strategic alliances to market its products and services. (Refer Note 16 - Subsequent Events for licensing agreements signed with Retention Management Group, Inc. and Phoenix Technology Holdings, Inc.)

NOTE 14 - EMPLOYMENT AGREEMENTS

As of March 31, 2006, the Company was no longer obligated under two employment agreements with certain officers.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 15 - DELISTING AND LATE FILINGS

The Company did not file required reports with the SEC on a timely basis and was delisted from the OTC Bulletin Board (the "OTC"). The Company currently trades on the Pink Sheets.

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 16- SUBSEQUENT EVENTS (Continued)

A)   Subsequent issue of common shares (Continued):

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

On September 26, 2007, the Company issued 200,000 common shares in exchange for cash valued at $25,000. The shares were issued at $0.125.

On September 26, 2007, the Company issued 160,000 common shares in exchange for cash valued at $25,000. The shares were issued at $0.156.

On October 30, 2007, the Company issued 400,000 common shares in exchange for cash valued at $40,000. The shares were issued at $0.10.

B)   Options:

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 16- SUBSEQUENT EVENTS (Continued)

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 16- SUBSEQUENT EVENTS (Continued)

C) Events (Continued)

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 16- SUBSEQUENT EVENTS (Continued)

C) Events (Continued)

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

Menalco, FZE and The International Investor, K.S.C.S.
-----------------------------------------------------

On August 30, 2007, The International Investor, K.S.C.C., a Kuwait-based company, initiated an action in the United States District Court for the District of Nevada, case # 07-CV-1178, in which the Company was named as a co-defendant, seeking damages in the amount of $100,000,000. The allegations, which have not been proven in a court of law, include conspiracy in violation of statues prohibiting racketeering, misappropriation of trade secrets, fraud, civil conspiracy to defraud, unjust enrichment, breach of contract, breach of fiduciary trust and unfair competition. The company filed its counter-claim on September 25, 2007 and plans to vigorously defend and counter sue TII for breach of contract, fraud, interference with contractual relations, misappropriation of trade secrets, conversion, unjust enrichment and to seek both compensatory and punitive damages well in excess of $100 million.

Statute-Barred Accounts Payable
-------------------------------

As of December 31, 2007, certain accounts payable of the Company are Statute-Barred under Utah law from being collected by creditors. However, under US GAAP, the Company still records them as a liability. As of December 31, 2007, the amount is approximately $2,530,000. This amount includes the $41,000 previously Statute-Barred as of December 31, 2006.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.

Interim Consolidated Balance Sheets
As of June 30, 2006 and December 31, 2005
(Amounts expressed in US Dollars)

                                                                          (Unaudited)              (Audited)
                                                                             June 30,             December 31,
                                                                             2006                    2005
                                                                              $                       $
                                            ASSETS
                                            ------
CURRENT ASSETS:
  Cash                                                                           5,668              11,542
  Prepaid Expenses and other                                                    49,811              42,499
                                                                           -----------         -----------
      TOTAL CURRENT ASSETS                                                      55,479              54,041
                                                                           -----------         -----------
      TOTAL ASSETS                                                              55,479              54,041
                                                                           ===========         ===========
               LIABILITIES AND SHAREHOLDERS' DEFICIENCY
               ----------------------------------------
CURRENT LIABILITIES:
  Accounts payable - Vendor                                                  2,091,000           1,963,800
  Accounts payable - other                                                   2,014,489           7,166,788
  Accounts payable - Phoenix                                                 8,387,164
  Accrued wages and payroll taxes (note 11)                                  1,531,668           1,499,196
  Deferred compensation                                                      6,248,558           4,205,411
  Loans - CEO America                                                          150,000             150,000
  Loans - Phoenix                                                               12,250
  Amounts owed to employees and officers (notes 5 and 6)                     1,314,331           1,314,331
  Short term loans                                                                 500                 500
  Convertible notes payable (including amounts owed to officers
  $1,220,462 prior year $1,220,462)                                            237,000           2,991,316
                                                                           -----------         -----------
      TOTAL CURRENT LIABILITIES                                             21,986,960          19,291,342
                                                                           -----------         -----------


SHAREHOLDERS' DEFICIENCY (note 7):
  Common stock - $.001 par value; 200,000,000 shares
    authorized; 195,274,003 shares issued and outstanding                      195,274             193,274
                (2005: 193,274,003)
  Additional paid-in capital                                                60,104,504          60,006,504
  Common stock subscription receivable                                               -            (175,000)
  Common stock subscribed                                                            -             200,000
  Deficit accumulated                                                      (82,231,259)        (79,462,079)
                                                                           -----------         -----------
      TOTAL SHAREHOLDERS' DEFICIENCY                                       (21,931,481)        (19,237,301)
                                                                           -----------         -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                            55,479              54,041
                                                                           ===========         ===========

                       See condensed notes to interim unaudited consolidated financial statements.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.

Interim Consolidated Statements of Operations and Comprehensive Loss For the six month period Ended June 30, 2006 and 2005
(Amounts expressed in US Dollars)
(Unaudited)

                                                                     For the Quarter                    For the Six Months
                                                                      Ended June 30,                      Ended June 30,
                                                            -------------------------------     -------------------------------
                                                                 2006               2005              2006             2005
                                                                 ----               ----              ----             ----
                                                                  $                  $                 $                $
EXPENSES:
  Selling, general and administrative (note 12)                   218,596           663,417           400,902         1,376,367
  Depreciation and amortization                                         -                 -                 -                 -
  Write-off of common stock subscription
    receivable                                                          -                 -                 -                 -
  Loss on impairment of intangible assets                               -                 -                 -                 -
  Interest expense                                                950,926         1,381,891         2,368,278         1,984,794
                                                            -------------     -------------     -------------     -------------
      TOTAL EXPENSES                                            1,169,522         2,045,308         2,769,180         3,361,161
                                                            -------------     -------------     -------------     -------------
LOSS BEFORE EXTRAORDINARY ITEM                                 (1,169,522)       (2,045,308)       (2,769,180)       (3,361,161)

EXTRAORDINARY ITEM - LOSS ON
  EXTINGUISHMENT OF DEBT                                                -                 -                 -                 -
                                                            -------------     -------------     -------------     -------------
NET LOSS                                                    $  (1,169,522)    $  (2,045,308)    $  (2,769,180)    $  (3,361,161)
                                                            =============     =============     =============     =============
NET LOSS PER SHARE, BASIC AND DILUTED                       $       (0.01)    $       (0.01)    $       (0.01)    $       (0.02)

                                                            =============     =============     =============     =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING, BASIC AND DILUTED                              195,274,003       175,043,600       194,629,559       170,473,902
                                                            =============     =============     =============     =============

COMPREHENSIVE LOSS
The components of comprehensive loss are as follows:

Net loss                                                    $  (1,169,522)    $  (2,045,308)
Other comprehensive income (loss) foreign currency
Translation                                                             -                 -
Comprehensive Loss                                          $  (1,169,522)    $  (2,045,308)

                       See condensed notes to interim unaudited consolidated financial statements.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.

Interim Consolidated Statements of Changes in Stockholders' Deficiency For the Periods Ended December 31, 2005 and June 30, 2006
(Amounts expressed in US dollars)

                                                                                 Common    Common
                                                Common Stock    Additional        Stock     Stock Deferred
                                       Number of                   Paid-in Subscription     to be  Compen-      Deficit
                                          Shares      Amount       Capital   Receivable    Issued   sation  Accumulated       Total
     BALANCE,  December  31, 2004    165,714,436    165,714    57,616,113      (250,000)  500,000        - (71,820,010) (13,788,183)
     (Audited)

     Issuance of stock for services
     rendered:
     ($0.05 per share, February)         250,000        250        12,250                                                    12,500
     ($0.05 per share, May)                1,050          1            52                                                        53
     ($0.048 per share, June)            100,000        100         4,650                                                     4,750
     $0.06 per share, December            88,669         89         5,231                                                     5,320
     Issue of stock in lieu of
     interest payments:
     (0.082 per share, May)           22,934,690     22,935     1,861,894                                                 1,884,829
     Issue of stock for cash:
     ($0.07 per share, March)             70,355         70         4,855                                                     4,925
     ($0.068 per share, March)           369,550        370        24,590                                                    24,960
     ($0.07 per share, April)            100,000        100         6,900                                                     7,000
     ($0.09 per share, April)            100,000        100         8,900                                                     9,000
     ($0.05 per share, May)              248,000        248        12,152                                                    12,400
     ($0.056 per share, May)              23,571         23         1,297                                                     1,320
     ($0.07 per share, May)              142,857        143         9,857                                                    10,000
     ($0.08 per share, May)              125,000        125         9,875                                                    10,000
     ($0.09 per share, May)               47,968         48         4,469                                                     4,317
     ($0.123 per share, May)             150,000        150        18,225                                                    18,375
     ($0.30 per share, May)            1,000,000      1,000       299,000                (300,000)                                -
     ($0.068 per share, May)              13,450         13           895                                                       908
     ($0.08 per share, June)              62,500         63         4,937                                                     5,000
     ($0.05 per share, June)             800,000        800        39,200                                                    40,000
     ($0.05 per share, June)             100,000        100         4,900                                                     5,000
     ($0.09 per share, June)              50,000         50         4,450                                                     4,500
     ($0.05 per share, July)             200,000        200         9,800                                                    10,000
     ($0.05 per share, July)             200,000        200         9,800                                                    10,000
     ($0.06 per share, September)         58,413         58         3,447                                                     3,505
     ($0.05 per share, October)          323,494        324        15,851                                                    16,175
     Common stock subscription                                                   75,000                                      75,000
     received
     Stock option compensation                                     13,114                                                    13,114
     Net Loss                                                                                               (7,642,069)  (7,642,069)

     BALANCE, December 31, 2005      193,274,003    193,274    60,006,504      (175,000)  200,000        - (79,462,079) (19,237,301)
     (Audited)
     Issuance of stock for services
     rendered:
     ($0.05 per share, February)       2,000,000      2,000        98,000                                                   100,000
     Adjustment of stock to be issued                                                    (200,000)                         (200,000)
     with payables to Phoenix
     Common stock subscription                                                  175,000                                     175,000
     received
     Net Loss                                                                                               (2,769,180)  (2,769,180)
     BALANCE, June 30, 2006          195,274,003    195,274    60,104,504             -         -        - (82,231,259) (21,931,481)
     (Unaudited)

                       See condensed notes to interim unaudited consolidated financial statements.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Interim Statement of Cash Flows
Six months Ended June 30, 2006 and 2005
(Amounts expressed in US Dollars)
(Unaudited)

                                                                     Six Months Ended
                                                                         June 30,
                                                           --------------------------------------

                                                              2006                      2005
                                                           --------------------------------------
                                                                $                        $
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                   (2,769,180)               (3,361,160)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                                       -                         -
Stock option compensation                                           -                    13,114
Adjustment for variable accounting of options
Amortization of deferred option compensation                        -                         -
Common stock issued for services
and compensation                                              100,000                    17,303
Common stock issued for interest expense                            -                 1,884,829
Common stock issued to settle CardOne
Claims
Common stock issued for directors' fees
Write-off of common stock subscription
receivable                                                          -                         -
(Gain) loss on extinguishment of debt                               -                         -
Loss on impairment of assets                                        -                         -
Changes in current assets and liabilities:
Prepaid Expenses and other                                     (7,312)                  (88,022)
Accounts payable and accrued expenses                       2,400,928                 1,149,212

                                                           --------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                        (275,564)                 (384,724)
                                                           --------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                               -                         -
Acquisition of patents                                              -                         -
Investment in real estate joint venture                             -                         -

                                                           --------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                               -                         -
                                                           --------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) loans payable - shareholders          -                  (157,705)
Loans - Phoenix                                                12,250                         -
Proceeds from notes payable                                    82,440                   200,000
Proceeds from common stock subscription
received                                                      175,000                    75,000
Sales of common stock                                               -                   157,705
Amounts owed to employees and officers                              -                   108,459

                                                           --------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     269,690                   383,459
                                                           --------------------------------------

NET INCREASE (DECREASE) IN CASH                                (5,874)                   (1,266)

CASH AT BEGINNING OF PERIOD                                    11,542                    14,086

                                                           --------------------------------------
CASH AT END OF PERIOD                                           5,668                    12,820
                                                           --------------------------------------



                       See condensed notes to interim unaudited consolidated financial statements.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Condensed Notes to Interim Consolidated Financial Statements
June 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)


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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the six months ended June 30, 2006, are not indicative of the results that may be expected for the year Ended December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005.

The Company was previously in the development stage and commenced operations in its planned line of business during the end of first quarter of 2006. On April 6, 2006, the Company entered into a License Agreement with Phoenix Technology Holdings Incorporated, a Turks and Caicos Islands company. Under the terms of the agreement, the Company granted Phoenix an exclusive license to use the Company's technology.

NOTE 2- GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company and has incurred a net loss of $82,231,259 since inception.

Additionally, the Company had a net working capital deficiency of $21,931,481 and a total shareholders' deficiency of $21,931,481 at June 30, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of June 30, 2006, current liabilities are substantially past due. In the event demands are made upon the Company which cannot be met and the associated creditors successfully pursue action against the Company, the Company could be exposed to additional costs of legal fees, interest or penalties, and may be forced to take other defensive actions, including filing for bankruptcy.

The Company has been able to finance its operations primarily by raising capital through the private placement of common stock and the issuance of convertible debt.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Condensed Notes to Interim Consolidated Financial Statements
June 30, 2006
 (Amounts expressed in US Dollars)
(Unaudited)

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

In December 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS Statement No. 123". This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. We have adopted the increased disclosure requirements of SFAS No. 148 for the six month period ended June 30, 2006.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Condensed Notes to Interim Consolidated Financial Statements
June 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 4- STOCK BASED COMPENSATION-CONT'D

The additional disclosures required by SFAS No. 148 are as follows:

                                                                 For the Three Months               For the Six Months
                                                                    Ended June 30,                    Ended June 30,
                                                                 2006            2005              2006            2005
                                                                 ----            ----              ----            ----
Net loss attributable to common stockholders,
  as reported ....................................         $  (1,169,522)    $(2,045,308)    $  (2,769,180)    $(3,361,161)
Add:  Stock-based employee compensation
  expense included in reported net income,
  net of related tax effect ......................                     -           2,381                 -          13,114
Less:  Total stock-based compensation
  expense determined under the Black-Scholes fair value
  based method of all awards* ....................                     -         (2,381)                 -         (13,114)
Pro forma net loss attributable to
  common stockholders ............................         $  (1,169,522)    $(2,045,308)    $  (2,769,180)    $(3,361,161)
                                                           =============     ===========     =============     ===========
Basic and diluted net loss attributable to
  common stockholders
As reported ......................................         $       (0.01)    $     (0.01)    $       (0.01)    $     (0.02)
                                                           =============     ===========     =============     ===========



Pro forma ........................................         $       (0.01)    $     (0.01)    $       (0.01)    $     (0.02)

No stock options were granted by the Company for the six month period ended June 30, 2006.

Loss Per Share

Basic and diluted loss per share has been calculated based upon the weighted average number of common shares outstanding and excludes any potentially dilutive securities. Stock options and convertible notes have been excluded as common stock equivalents in the computation of diluted loss per share since the results would be anti-dilutive. Obligations to issue additional shares, which could potentially dilute earnings per share, were approximately 248,700,000 at June 30, 2006.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Condensed Notes to Interim Consolidated Financial Statements
June 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 5 - AMOUNTS OWED TO OFFICERS

Loans payable to officers are non-interest bearing advances made on behalf of the Company that are unsecured and payable on demand.

NOTE 6 - AMOUNTS OWED TO EMPLOYEES

Amounts owed to employees are non-interest bearing advances made on behalf of the Company that are unsecured and payable on demand.

NOTE 7 - SHAREHOLDERS' DEFICIENCY

Equity Transactions
-------------------

Six months ended June 30, 2006
------------------------------

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Condensed Notes to Interim Consolidated Financial Statements
June 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 8- AUTHORIZED SHARES
-----------------
As at June 30, 2006, the Company is authorized to issue 200,000,000 shares of common stock. At June 30, 2006, the Company had common stock shares outstanding of 195,274,003 and an additional 248,703,575 shares issuable upon the conversion of stock options, convertible debt and deferred compensation. As a result, the Company would exceed the authorized amount by 243,977,578. The Company would be required to seek shareholder approval to increase the shares authorized limits in order to satisfy its potential conversion of dilutive securities.

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

No stock options were granted by the Company for the six month period ended June 30, 2006.

                                                      Stock Options
                                                -----------------------
                                                               Weighted
                                                               Average
                                                               Exercise
                                                  Shares        Price
                                                  ------        -----

         Outstanding at December 31, 2004        48,425,299     $0.11
             Granted                                400,000     $0.06
           Exercised                                      -         -
           Cancelled                             (7,142,470)    $0.17
         Outstanding at December 31, 2005        41,682,829     $0.11
             Granted                                      -         -
           Exercised                                      -         -
           Cancelled                             (3,239,000)    $0.16
           Outstanding at June 31, 2006          38,443,829     $0.10

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Condensed Notes to Interim Consolidated Financial Statements
June 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)

The following table summarizes the Company's stock options outstanding and exercisable at June 30, 2006:

                                      Options Outstanding                            Options Exercisable
                            ----------------------------------------            ----------------------------
                                             Weighted
                                              Average      Weighted                               Weighted
                                             Remaining     Average                                Average
Range of Exercise               Number      Contractual    Exercise                Number         Exercise
     Prices                  Outstanding       Life         Price                Exercisable        Price
     ------                  -----------       ----         -----                -----------        -----
                            (In Thousands)  (In Years)                         (In Thousands)
$0.00 - $0.23                   36,130          2.64        $0.08                  36,130           $0.08
$0.48 - $0.49                    2,314          4.13        $0.48                   2,314           $0.48
$0.64 - $0.80                        -             -            -                       -               -
                                ------                                             ------
                                38,444                                             38,444
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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Condensed Notes to Interim Consolidated Financial Statements
June 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 10 - LITIGATION AND SETTLEMENT OF CLAIMS (Continued)

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Condensed Notes to Interim Consolidated Financial Statements
June 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 10 - LITIGATION AND SETTLEMENT OF CLAIMS (Continued)

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

James E. Biorge and Jami Biorge
-------------------------------

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

Richard Hauge and John Hipsley
------------------------------

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Condensed Notes to Interim Consolidated Financial Statements
June 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 10 - LITIGATION AND SETTLEMENT OF CLAIMS (Continued)

Other Creditors
---------------
From time to time, the Company is threatened by creditors to initiate litigation to collect amounts owed by the Company and reported on its financial statements. In cases in which litigation is threatened or initiated, the Company seeks to negotiate a settlement or forbearance agreement.

NOTE 11 - PAYROLL TAXES

Internal Revenue Service
------------------------
The Company's wholly owned subsidiary, IC One, Inc., has received notification from the Internal Revenue Service that IC One has an unpaid liability for employment taxes and amounts withheld from employees' wages for the periods from July 1, 1999, through September 30, 2001. IC One erroneously filed an employer tax report for the quarter ended September 30, 2001, even though it did not have any employees and paid no payroll after June 30, 2001. Accordingly, IC One was not required to make federal tax deposits for the periods after June 30, 2001. The Internal Revenue Service has filed tax liens against the Company with respect to such amounts outstanding. As of June 30, 2006, the aggregate amount owed by IC One, together with applicable penalties and interest, for the period from July 1, 1999, through June 30, 2001, was approximately $1,367,000. The Company is attempting to negotiate with the Internal Revenue Service regarding payment of the amounts owed by IC One.
The total amount of unpaid employment taxes owed by the Company was approximately $1,367,000 (including interest and penalties of approximately $414,000). The Company continues to work with the Internal Revenue Service via the appeals process to resolve its outstanding liability. The Company does not believe that the liability will hinder the progress of the Company.

Utah State Tax Commission
-------------------------
The State of Utah has filed tax liens against the Company of approximately $57,500 as of June 30, 2006, for unpaid employee withholding taxes and related amounts.

California Employment Development Corporation
---------------------------------------------
The State of California has filed tax liens against the Company for unpaid employee withholding taxes and related amounts aggregating approximately $75,500 as of June 30, 2006.

Nebraska Department of Revenue
------------------------------
The State of Nebraska has filed tax liens against the Company for unpaid employee withholding taxes and related amounts aggregating approximately $5,800 as of June 30, 2006. On June 26, 2007, the Company paid its tax obligation to the State of Nebraska in full.

NOTE 12- SELLING GENERAL AND ADMINISTRATIVE EXPENSES

For the six month period ended June 30, 2006, selling, general and administrative expenses totaled $400,902.

NOTE 13 - STRATEGIC ALLIANCES

The Company has established strategic alliances to market its products and services. (Refer Note 16 - Subsequent Events for licensing agreements signed with Retention Management Group, Inc. and Phoenix Technology Holdings, Inc.)

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Condensed Notes to Interim Consolidated Financial Statements
June 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 14 - EMPLOYMENT AGREEMENTS

As of June 30, 2006, the Company was no longer obligated under two employment agreements with certain officers.


NOTE 15 - DELISTING AND LATE FILINGS

The Company did not file required reports with the SEC on a timely basis and was delisted from the OTC Bulletin Board (the "OTC"). The Company currently trades on the Pink Sheets.

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Condensed Notes to Interim Consolidated Financial Statements
June 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 16- SUBSEQUENT EVENTS (Continued)

A)   Subsequent issue of common shares (Continued):

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

On September 26, 2007, the Company issued 200,000 common shares in exchange for cash valued at $25,000. The shares were issued at $0.125.

On September 26, 2007, the Company issued 160,000 common shares in exchange for cash valued at $25,000. The shares were issued at $0.156.

On October 30, 2007, the Company issued 400,000 common shares in exchange for cash valued at $40,000. The shares were issued at $0.10.

B)   Options:

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Condensed Notes to Interim Consolidated Financial Statements
June 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 16- SUBSEQUENT EVENTS (Continued)

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

David Simon
-----------
Concurrent with Mr. Diamond being relieved as CEO of the Company on December 16, 2004, David Simon assumed the role of CEO.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Condensed Notes to Interim Consolidated Financial Statements
June 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 16- SUBSEQUENT EVENTS (Continued)

C) Events

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Condensed Notes to Interim Consolidated Financial Statements
June 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 16- SUBSEQUENT EVENTS (Continued)

C) Events

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

Menalco, FZE and The International Investor, K.S.C.C.
-----------------------------------------------------

On August 30, 2007, The International Investor, K.S.C.C., a Kuwait-based company, initiated an action in the United States District Court for the District of Nevada, case # 07-CV-1178, in which the Company was named as a co-defendant, seeking damages in the amount of $100,000,000. The allegations, which have not been proven in a court of law, include conspiracy in violation of statues prohibiting racketeering, misappropriation of trade secrets, fraud, civil conspiracy to defraud, unjust enrichment, breach of contract, breach of fiduciary trust and unfair competition. The company filed its counter-claim on September 25, 2007 and plans to vigorously defend and counter sue TII for breach of contract, fraud, interference with contractual relations, misappropriation of trade secrets, conversion, unjust enrichment and to seek both compensatory and punitive damages well in excess of $100 million.

Statute-Barred Accounts Payable
-------------------------------

As of December 31, 2007, certain accounts payable of the Company are Statute-Barred under Utah law from being collected by creditors. However, under US GAAP, the Company still records them as a liability. As of December 31, 2007, the amount is approximately $2,530,000. This amount includes the $41,000 previously Statute-Barred as of December 31, 2006.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.

Interim Consolidated Balance Sheets
As of September 30, 2006 and December 31, 2005
(Amounts expressed in US Dollars)

                                                                      (Unaudited)           (Audited)
                                                                        Sept 30,           December 31,
                                                                         2006                  2005
                                                                          $                     $
                                            ASSETS
                                            ------
CURRENT ASSETS:
  Cash                                                                     3,178                 11,542
  Prepaid Expenses and other                                              49,811                 42,499
                                                                     -----------            -----------
      TOTAL CURRENT ASSETS                                                52,989                 54,041
                                                                     -----------            -----------
      TOTAL ASSETS                                                        52,989                 54,041
                                                                     ===========            ===========
               LIABILITIES AND SHAREHOLDERS' DEFICIENCY
               ----------------------------------------
CURRENT LIABILITIES:
  Accounts payable - Vendor                                            2,159,320              1,963,800
  Accounts payable - other                                             1,943,172              7,166,788
  Accounts payable - Phoenix                                           8,387,164
  Accrued wages and payroll taxes (note 11)                            1,545,649              1,499,196
  Deferred compensation                                                6,248,558              4,205,411
  Loans - CEO America                                                    150,000                150,000
  Loans - Phoenix                                                         89,303
  Amounts owed to employees and officers (notes 5 and 6)               1,314,331              1,314,331
  Short term loans                                                           500                    500
  Convertible notes payable (including amounts owed to officers
  $1,220,462 prior year $1,220,462)                                      237,000              2,991,316
                                                                     -----------            -----------
      TOTAL CURRENT LIABILITIES                                       22,074,997             19,291,342
                                                                     -----------            -----------


SHAREHOLDERS' DEFICIENCY (note 7):
  Common stock - $.001 par value; 200,000,000 shares
    authorized; 196,474,003 shares issued and outstanding                196,474                193,274
                (2005: 193,274,003)
  Additional paid-in capital                                          60,183,304             60,006,504
  Common stock subscription receivable                                         -               (175,000)
  Common stock subscribed                                                      -                200,000
  Deficit accumulated                                                (82,401,786)           (79,462,079)
                                                                     -----------            -----------
      TOTAL SHAREHOLDERS' DEFICIENCY                                 (22,022,008)           (19,237,301)
                                                                     -----------            -----------
      TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIENCY                      48,269                 54,041
                                                                     ===========            ===========

                       See condensed notes to interim unaudited consolidated financial statements.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.

Interim Consolidated Statements of Operations and Comprehensive Loss For the nine month period Ended September 30, 2006 and 2005
(Amounts expressed in US Dollars)
(Unaudited)


                                                                   For the Quarter                    For the Nine Months
                                                                    Ended Sept 30,                       Ended Sept 30,
                                                           -------------------------------     -------------------------------
                                                                 2006              2005              2006             2005
                                                                 ----              ----              ----             ----
                                                                  $                 $                 $                $
REVENUE:                                                          14,620                 -            14,620                 -
                                                           -------------     -------------     -------------     -------------
EXPENSES:
  Selling, general and administrative (note 12)                   98,222           585,048           499,124         1,961,414
  Depreciation and amortization                                        -                 -                 -                 -
  Write-off of common stock subscription
    receivable                                                         -                 -                 -                 -
  Loss on impairment of intangible assets                              -                 -                 -                 -
  Interest expense                                                86,925         1,274,829         2,455,202         3,259,623
                                                           -------------     -------------     -------------     -------------
      TOTAL EXPENSES                                             185,147         1,859,877         2,954,326         5,221,037
                                                           -------------     -------------     -------------     -------------
LOSS BEFORE EXTRAORDINARY ITEM                                  (170,527)       (1,859,877)       (2,939,707)       (5,221,037)

EXTRAORDINARY ITEM - LOSS ON
  EXTINGUISHMENT OF DEBT                                               -                 -                 -                 -
                                                           -------------     -------------     -------------     -------------
NET LOSS                                                   $    (170,527)    $  (1,859,877)    $  (2,939,707)    $  (5,221,037)
                                                           =============     =============     =============     =============
NET LOSS PER SHARE, BASIC AND DILUTED                      $       (0.00)    $       (0.01)    $       (0.02)    $       (0.03)

                                                           =============     =============     =============     =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING, BASIC AND DILUTED                             195,732,699       192,707,375       195,002,679       177,826,014
                                                           =============     =============     =============     =============

COMPREHENSIVE LOSS
The components of comprehensive loss are as follows:

Net loss                                                   $    (170,527)    $  (1,859,877)
Other comprehensive income (loss) foreign currency
Translation                                                            -                 -
Comprehensive Loss                                         $    (170,527)    $  (1,859,877)

                       See condensed notes to interim unaudited consolidated financial statements.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.

Interim Consolidated Statements of Changes in Stockholders' Deficiency For the Periods Ended December 31, 2005 and September 30, 2006
(Amounts expressed in US dollars)

                                                                                 Common    Common
                                                Common Stock    Additional        Stock     Stock Deferred
                                       Number of                   Paid-in Subscription     to be  Compen-      Deficit
                                          Shares      Amount       Capital   Receivable    Issued   sation  Accumulated       Total
     BALANCE,  December  31, 2004    165,714,436     165,714    57,616,113     (250,000)  500,000        - (71,820,010) (13,788,183)
     (Audited)

     Issuance of stock for services
     rendered:
     ($0.05 per share, February)         250,000         250        12,250                                                   12,500
     ($0.05 per share, May)                1,050           1            52                                                       53
     ($0.048 per share, June)            100,000         100         4,650                                                    4,750
     $0.06 per share, December            88,669          89         5,231                                                    5,320
     Issue of stock in lieu of
     interest payments:
     (0.082 per share, May)           22,934,690      22,935     1,861,894                                                1,884,829
     Issue of stock for cash:
     ($0.07 per share, March)             70,355          70         4,855                                                    4,925
     ($0.068 per share, March)           369,550         370        24,590                                                   24,960
     ($0.07 per share, April)            100,000         100         6,900                                                    7,000
     ($0.09 per share, April)            100,000         100         8,900                                                    9,000
     ($0.05 per share, May)              248,000         248        12,152                                                   12,400
     ($0.056 per share, May)              23,571          23         1,297                                                    1,320
     ($0.07 per share, May)              142,857         143         9,857                                                   10,000
     ($0.08 per share, May)              125,000         125         9,875                                                   10,000
     ($0.09 per share, May)               47,968          48         4,469                                                    4,317
     ($0.123 per share, May)             150,000         150        18,225                                                   18,375
     ($0.30 per share, May)            1,000,000       1,000       299,000               (300,000)                                -
     ($0.068 per share, May)              13,450          13           895                                                      908
     ($0.08 per share, June)              62,500          63         4,937                                                    5,000
     ($0.05 per share, June)             800,000         800        39,200                                                   40,000
     ($0.05 per share, June)             100,000         100         4,900                                                    5,000
     ($0.09 per share, June)              50,000          50         4,450                                                    4,500
     ($0.05 per share, July)             200,000         200         9,800                                                   10,000
     ($0.05 per share, July)             200,000         200         9,800                                                   10,000
     ($0.06 per share, September)         58,413          58         3,447                                                    3,505
     ($0.05 per share, October)          323,494         324        15,851                                                   16,175
     Common stock subscription                                                   75,000                                      75,000
     received
     Stock option compensation                                      13,114                                                   13,114
     Net Loss                                                                                               (7,642,069)  (7,642,069)

     BALANCE, December 31, 2005      193,274,003     193,274    60,006,504     (175,000)  200,000        - (79,462,079) (19,237,301)
     (Audited)
     Issuance of stock for services
     rendered:
     ($0.05 per share, February)       2,000,000       2,000        98,000                                                  100,000
     ($0.05 per share, July)             200,000         200         9,800                                                   10,000
     ($0.07 per share, August)         1,000,000       1,000        69,000                                                   70,000
     Adjustment of stock to be issued                                                    (200,000)                         (200,000)
     with payables to Phoenix
     Common stock subscription                                                  175,000                                     175,000
     received
     Net Loss                                                                                               (2,939,707)  (2,939,707)
     BALANCE, September 30, 2006     196,474,003     196,474    60,183,304            -         -        - (82,401,786) (22,022,008)
     (Unaudited)

                       See condensed notes to interim unaudited consolidated financial statements.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Interim Statement of Cash Flows
Nine months Ended September 30, 2006 and 2005
(Amounts expressed in US Dollars)
(Unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
                                                            --------------------------------------

                                                                2006                      2005
                                                            --------------------------------------
                                                                 $                         $
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                     (2,939,707)               (5,221,037)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                                         -                         -
Stock option compensation                                             -                    13,114
Adjustment for variable accounting of options
Amortization of deferred option compensation                          -                         -
Common stock issued for services
and compensation                                                180,000                    17,303
Common stock issued for interest expense                              -                 1,884,829
Common stock issued to settle CardOne
Claims
Common stock issued for directors' fees
Write-off of common stock subscription
receivable                                                            -                         -
(Gain) loss on extinguishment of debt                                 -                         -
Loss on impairment of assets                                          -                         -
Changes in current assets and liabilities:
Prepaid Expenses and other                                       (7,312)                   (9,674)
Accounts payable and accrued expenses                         2,407,192                 2,891,902

                                                            --------------------------------------
NET CASH USED IN OPERATING ACTIVITIES                          (359,827)                 (423,563)
                                                            --------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment                                 -                         -
Acquisition of patents                                                -                         -
Investment in real estate joint venture                               -                         -

                                                            --------------------------------------
NET CASH USED IN INVESTING ACTIVITIES                                 -                         -
                                                            --------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (repayments of) loans payable - shareholders            -                  (181,210)
Loans - Phoenix                                                  89,303                         -
Proceeds from notes payable                                      82,440                   200,000
Proceeds from common stock subscription
received                                                        175,000                    75,000
Sales of common stock                                                 -                   181,210
Amounts owed to employees and officers                                -                   158,559

                                                            --------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                       346,743                   433,559
                                                            --------------------------------------

NET INCREASE (DECREASE) IN CASH                                 (13,084)                    9,996

CASH AT BEGINNING OF PERIOD                                      11,542                    14,086

                                                            --------------------------------------
CASH AT END OF PERIOD                                            (1,542)                   24,082
                                                            --------------------------------------


                       See condensed notes to interim unaudited consolidated financial statements.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to make the financial statements not misleading have been included. Operating results for the nine months ended September 30, 2006, are not indicative of the results that may be expected for the year ended December 31, 2006. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005.

The Company was previously in the development stage and commenced operations in its planned line of business during the end of first quarter of 2006. On April 6, 2006, the Company entered into a License Agreement with Phoenix Technology Holdings Incorporated, a Turks and Caicos Islands company. Under the terms of the agreement, the Company granted Phoenix an exclusive license to use the Company's technology.

NOTE 2- GOING CONCERN


The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company and has incurred a net loss of $82,401,786 since inception. Additionally, the Company had a net working capital deficiency Of $22,022,008 and a total shareholders' deficiency of $22,022,008 at September 30, 2006. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of September 30, 2006, current liabilities are substantially past due. In the event demands are made upon the Company which cannot be met and the associated creditors successfully pursue action against the Company, the Company could be exposed to additional costs of legal fees, interest or penalties, and may be forced to take other defensive actions, including filing for bankruptcy.

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)

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

In December 2002, the Financial Accounting Standard Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of SFAS Statement No. 123". This statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 also requires that those effects be disclosed more prominently by specifying the form, content, and location of those disclosures. We have adopted the increased disclosure requirements of SFAS No. 148 for the nine month period ended September 30, 2006.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 4- STOCK BASED COMPENSATION (Continued)

The additional disclosures required by SFAS No. 148 are as follows:

                                                                 For the Three Months                For the Nine Months
                                                                    Ended Sept 30,                     Ended Sept 30,
                                                                2006              2005              2006            2005
                                                                ----              ----              ----            ----
Net loss attributable to common stockholders,
  as reported ....................................          $  (170,527)    $  (1,859,877)    $  (2,939,707)    $(5,221,037)
Add:  Stock-based employee compensation
  expense included in reported net income,
  net of related tax effect ......................                    -                 -                 -          13,114
Less:  Total stock-based compensation
  expense determined under the Black-Scholes fair value
  based method of all awards* ....................                    -                 -                 -         (13,114)
Pro forma net loss attributable to
  common stockholders ............................          $  (170,527)    $  (1,859,877)    $  (2,939,707)    $(5,221,037)
                                                            ===========     =============     =============     ===========
Basic and diluted net loss attributable to
  common stockholders
As reported ......................................          $     (0.00)    $       (0.01)    $      (0.02)     $     (0.03)
                                                            ===========     =============     =============     ===========



Pro forma ........................................          $     (0.00)    $       (0.01)    $       (0.02)    $     (0.03)

No stock options were granted by the Company for the nine month period ended September 30, 2006.

Loss Per Share

Basic and diluted loss per share has been calculated based upon the weighted average number of common shares outstanding and excludes any potentially dilutive securities. Stock options and convertible notes have been excluded as common stock equivalents in the computation of diluted loss per share since the results would be anti-dilutive. Obligations to issue additional shares, which could potentially dilute earnings per share, were approximately 248,900,000 at September 30, 2006.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 5 - AMOUNTS OWED TO OFFICERS

Loans payable to officers are non-interest bearing advances made on behalf of the Company that are unsecured and payable on demand.

NOTE 6 - AMOUNTS OWED TO EMPLOYEES

Amounts owed to employees are non-interest bearing advances made on behalf of the Company that are unsecured and payable on demand.

NOTE 7 - SHAREHOLDERS' DEFICIENCY

Equity Transactions
-------------------

Nine months ended September 30, 2006
------------------------------------

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 7 - SHAREHOLDERS' DEFICIENCY (Continued)

Equity Transactions (Continued)
-------------------------------

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

NOTE 8- AUTHORIZED SHARES

As at September 30, 2006, the Company is authorized to issue 200,000,000 shares of common stock. At September 30, 2006, the Company had common stock shares outstanding of 196,474,003 and an additional 248,889,339 shares issuable upon the conversion of stock options, convertible debt and deferred compensation. As a result, the Company would exceed the authorized amount by 245,363,342. The Company would be required to seek shareholder approval to increase the shares authorized limits in order to satisfy its potential conversion of dilutive securities.

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

No stock options were granted by the Company for the nine month period ended September 30, 2006.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)

                                                        Stock Options
                                                ---------------------------
                                                               Weighted
                                                               Average
                                                               Exercise
                                                  Shares         Price
                                                  ------         -----

         Outstanding at December 31, 2004        48,425,299      $0.11
             Granted                                400,000      $0.06
           Exercised                                      -          -
           Cancelled                             (7,142,470)     $0.17
         Outstanding at December 31, 2005        41,682,829      $0.11
             Granted                                      -          -
           Exercised                                      -          -
           Cancelled                             (3,239,000)     $0.16
          Outstanding at September 30, 2006      38,443,829      $0.10


The following table summarizes the Company's stock options outstanding and exercisable at September 30, 2006:

                                      Options Outstanding                            Options Exercisable
                            ----------------------------------------           ----------------------------
                                             Weighted
                                              Average      Weighted                               Weighted
                                             Remaining     Average                                Average
Range of Exercise               Number      Contractual    Exercise                Number         Exercise
     Prices                  Outstanding       Life         Price                Exercisable        Price
     ------                  -----------       ----         -----                -----------        -----
                            (In Thousands)  (In Years)                         (In Thousands)
$0.00 - $0.23                   36,130          2.39        $0.08                  36,130           $0.08
$0.48 - $0.49                    2,314          3.88        $0.48                   2,314           $0.48
$0.64 - $0.80                        -             -            -                       -               -
                                ------                                             ------
                                38,444                                             38,444
                                ======                                             ======

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.

Condensed Notes to Interim Consolidated Financial Statements
September 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 10 - LITIGATION AND SETTLEMENT OF CLAIMS (Continued)

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 10 - LITIGATION AND SETTLEMENT OF CLAIMS (Continued)

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

NOTE 11 - PAYROLL TAXES

Internal Revenue Service
------------------------
The Company's wholly owned subsidiary, IC One, Inc., has received notification from the Internal Revenue Service that IC One has an unpaid liability for employment taxes and amounts withheld from employees' wages for the periods from July 1, 1999, through September 30, 2001. IC One erroneously filed an employer tax report for the quarter ended September 30, 2001, even though it did not have any employees and paid no payroll after June 30, 2001. Accordingly, IC One was not required to make federal tax deposits for the periods after June 30, 2001. The Internal Revenue Service has filed tax liens against the Company with respect to such amounts outstanding. As of September 30, 2006, the aggregate amount owed by IC One, together with applicable penalties and interest, for the period from July 1, 1999, through June 30, 2001, was approximately $1,380,000. The Company is attempting to negotiate with the Internal Revenue Service regarding payment of the amounts owed by IC One. The total amount of unpaid employment taxes owed by the Company was approximately $1,380,000 (including interest and penalties of approximately $431,000). The Company continues to work with the Internal Revenue Service via the appeals process to resolve its outstanding liability. The Company does not believe that the liability will hinder the progress of the Company.

Utah State Tax Commission
-------------------------
The State of Utah has filed tax liens against the Company of approximately $58,000 as of September 30, 2006, for unpaid employee withholding taxes and related amounts.

California Employment Development Corporation
---------------------------------------------
The State of California has filed tax liens against the Company for unpaid employee withholding taxes and related amounts aggregating approximately $77,000 as of September 30, 2006.

Nebraska Department of Revenue
------------------------------
The State of Nebraska has filed tax liens against the Company for unpaid employee withholding taxes and related amounts aggregating approximately $5,800 as of September 30, 2006. On June 26, 2007, the Company paid its tax obligation to the State of Nebraska in full.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 12- SELLING GENERAL AND ADMINISTRATIVE EXPENSES

For the nine month period ended September 30, 2006, selling, general and administrative expenses totaled $585,048.

NOTE 13 - STRATEGIC ALLIANCES

The Company has established strategic alliances to market its products and services. (Refer Note 16 - Subsequent Events for licensing agreements signed with Retention Management Group, Inc. and Phoenix Technology Holdings, Inc.)

NOTE 14 - EMPLOYMENT AGREEMENTS

As of June 30, 2006, the Company was no longer obligated under two employment agreements with certain officers.

NOTE 15 - DELISTING AND LATE FILINGS

The Company did not file required reports with the SEC on a timely basis and was delisted from the OTC Bulletin Board (the "OTC"). The Company currently trades on the Pink Sheets.

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 16- SUBSEQUENT EVENTS (Continued)

A)   Subsequent issue of common shares (Continued):

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

On September 26, 2007, the Company issued 200,000 common shares in exchange for cash valued at $25,000. The shares were issued at $0.125.

On September 26, 2007, the Company issued 160,000 common shares in exchange for cash valued at $25,000. The shares were issued at $0.156.

On October 30, 2007, the Company issued 400,000 common shares in exchange for cash valued at $40,000. The shares were issued at $0.10.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 16- SUBSEQUENT EVENTS (Continued)

B)   Options:

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 16- SUBSEQUENT EVENTS (Continued)

C) Events (Continued)

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

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 16- SUBSEQUENT EVENTS (Continued)

C) Events (Continued) Phoenix Technology Holdings, Inc.
-------------------------------------------------------

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

Elimination of Senior Secured Debt
----------------------------------

In Janaury of 2007, note holders which did not elect to assign their debt to Phoenix Technology Holding, Inc. were given the option to receive their principal investment plus accrued interest either in the form of cash or shares in the Company. By June 2007, the last of these repayments were made, and all Senior Secured Notes have been retired.

Increase in Authorized Shares
-----------------------------

During a special meeting of the Board of Directors on July 20, 2007, the Board voted to approve a resolution to increase the number of authorized shares to 600,000,000.

SCHIMATIC CASH TRANSACTIONS NETWORK.COM, INC.
Condensed Notes to Interim Consolidated Financial Statements
September 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)

NOTE 16- SUBSEQUENT EVENTS (Continued)

C) Events (Continued)

The International Investor
--------------------------

On August 30, 2007, The International Investor, K.S.C.C., a Kuwait-based company, initiated an action in the United States District Court for the District of Nevada, case # 07-CV-1178, in which the Company was named as a co-defendant, seeking damages in the amount of $100,000,000. The allegations, which have not been proven in a court of law, include conspiracy in violation of statues prohibiting racketeering, misappropriation of trade secrets, fraud, civil conspiracy to defraud, unjust enrichment, breach of contract, breach of fiduciary trust and unfair competition. The company filed its counter-claim on September 25, 2007 and plans to vigorously defend and counter sue TII for breach of contract, fraud, interference with contractual relations, misappropriation of trade secrets, conversion, unjust enrichment and to seek both compensatory and punitive damages well in excess of $100 million.

Statute-Barred Accounts Payable
-------------------------------

As of December 31, 2007, certain accounts payable of the Company are Statute-Barred under Utah law from being collected by creditors. However, under US GAAP, the Company still records them as a liability. As of December 31, 2007, the amount is approximately $2,530,000. This amount includes the $41,000 previously Statute-Barred as of December 31, 2006.